Form 10-Q
period 1995-03-31
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1995-05-11
CIK 810584

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                         FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995 or
[  ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from         to

Commission File Number:     0-16171

          USAA Income Properties IV Limited Partnership
      (Exact name of registrant as specified in its charter)

Delaware                                        74-2449334
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

8000 Robert F. McDermott Fwy., IH 10 West, Suite 600
San Antonio, Texas                            78230-3884
(Address of principal executive offices)      (Zip Code)

(210) 498-7391
(Registrant's telephone number, including area code)

 N/A
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            [X]  Yes   [ ]  No
                                 1

                              PART I

                     Item 1.  Financial Statements

USAA Income Properties IV Limited Partnership
Condensed Consolidated Balance Sheets


                                                    March 31,
                                                       1995       December 31,
                                                   (Unaudited)        1994
Assets
Rental properties, net                            $ 47,345,196     47,806,604
Temporary investments, at cost
   which approximates market value:
      USAA Mutual Fund, Inc.                                --         13,920
      Money market fund                              2,499,814      2,180,318
                                                     2,499,814      2,194,238
Cash                                                    23,331         14,506
   Cash and cash equivalents                         2,523,145      2,208,744

Accounts receivable                                     96,955         63,505
Deferred charges and other assets, at
   amortized cost                                      272,201        351,189

                                                  $ 50,237,497     50,430,042


Liabilities and Partners' Equity
Mortgages payable                                 $ 16,790,539     16,839,334
Note payable to affiliate                            6,000,000      6,000,000
Accounts payable, including amounts due
   to affiliates of $46,169 and $34,886                 62,735         59,971
Accrued expenses and other liabilities                 262,678        250,852
          Total liabilities                         23,115,952     23,150,157

Minority interest in joint venture                   4,494,828      4,581,924

Partners' equity
   General Partner:
      Capital contribution                               1,000          1,000
      Cumulative net income                             56,932         55,353
      Cumulative distributions                        (115,002)      (112,710)
                                                       (57,070)       (56,357)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                             28,432,650     28,432,650
      Cumulative net income                          5,636,296      5,479,971
      Cumulative distributions                     (11,385,159)   (11,158,303)
                                                    22,683,787     22,754,318
         Total Partners' equity                     22,626,717     22,697,961

                                                  $ 50,237,497     50,430,042


See accompanying notes to condensed consolidated financial statements.

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Income
Three months ended March 31, 1995 and 1994
(Unaudited)

                                                       1995           1994
Income
Rental income                                     $  1,279,211      1,279,927
Less direct expenses, including depreciation
   of $467,011 and $465,895                            487,436        490,496
      Net operating income                             791,775        789,431
Interest income (note 1)                                34,523         10,258
      Total income                                     826,298        799,689

Expenses
General and administrative (note 1)                     68,848         76,693
Management fee (note 1)                                 21,296         23,150
Interest (note 1)                                      532,867        537,115
Minority interest in joint venture earnings             45,383         42,642
      Total expenses                                   668,394        679,600

Net income                                        $    157,904        120,089

Net income per limited partnership interest       $       2.58           1.97


See accompanying notes to condensed consolidated financial statements.

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 1995 and 1994
(Unaudited)

                                                       1995           1994
Cash flows from operating activities:
   Net income                                     $    157,904        120,089
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                  467,011        465,895
         Amortization                                    6,027          6,027
         Increase in accounts receivable               (33,450)       (38,649)
         Decrease in deferred charges and other
            assets                                      72,961         63,939
         Increase in accounts payable, accrued
            expenses and other liabilities              14,590        160,047
         Minority interest in joint venture earning     45,383         42,642

            Cash provided by operating activities      730,426        819,990

Cash flows used in investing activities:
   Additions to rental properties                       (5,603)       (12,129)

Cash flows from financing activities:
   Repayment of mortgages payable                      (48,795)       (44,547)
   Distributions to co-venturer                       (132,479)      (132,480)
   Distributions to partners                          (229,148)      (229,149)

            Cash used in financing activities         (410,422)      (406,176)

Net increase in cash and cash equivalents              314,401        401,685

Cash and cash equivalents at beginning of period     2,208,744      1,007,862

Cash and cash equivalents at end of period        $  2,523,145      1,409,547


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
March 31, 1995
(Unaudited)


1.   Transactions with Affiliates

     A summary of transactions with affiliates follows for the three-month period ended March 31, 1995:

                                                       Quorum
                              USAA         USAA      Real Estate
                             Mutual     Real Estate   Services
                           Fund, Inc.    Company     Corporation
    Reimbursement of
      expenses (a)       $        --       34,110        8,394
    Interest income              (27)          --           --
    Management fees               --       21,296       14,725
    Lease commissions             --           --        1,495
    Interest expense (b)          --      147,945           --
        Total            $       (27)     203,351       24,614

     (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

     (b) Represents interest expense at market rate on a mortgage loan.

2.   Other

     The notes to the financial statements on pages 14 through 19 of the Partnership's 1994 annual report are an integral part of these financial statements. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1995 or any other future period.

     The financial information included in this interim report as of March 31, 1995 and for the three-months ended March 31, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.
                                   5

                                 PART I

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1995, the Partnership had cash of $23,331 and temporary investments of $2,499,814. Included in these amounts was the working capital reserve and funds held for payment of current obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent, security deposits and property tax accruals.

During the quarter ended March 31, 1995, the Partnership distributed $226,856 to Limited Partners and $2,292 to the General Partner for a total of $229,148.

The lease with Linear Technology Corporation expires in June 1995 and negotiations continue regarding lease renewal. The rental rates in the market are lower than the rate currently being paid by Linear.

At the Kodak Building, the Invitrogen lease expires in April 1996 and renewal discussions have begun; however, the tenant has expressed a need for expansion. The building is 100% leased by Kodak and Invitrogen and may not be able to accommodate growth needs of both tenants simultaneously.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the periods ended March 31, 1995 and 1994, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased as of March 31, 1995 as compared to March 31, 1994 due to depreciation offset slightly by tenant improvement costs. The increase in cash and cash equivalents reflected the reduction in distributions in order to build the working capital reserve for future operations.

Rental income remained consistent at March 31, 1995 as compared to March 31, 1994. Depreciation increased slightly from March 31, 1994 to March 31, 1995 due to Kodak tenant improvements. Direct expenses were higher for March 31, 1994 as compared to March 31, 1995 as a result of parking lot maintenance at Kodak in 1994.

An increase in cash reserves and higher interest rates accounted for the increase in interest income for the three-months ended
March 31, 1995 as compared to March 31, 1994.

General and administrative expenses decreased in 1995 as compared to 1994 due to a reduction in charges for preparation for federal and state tax returns. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. Interest expense for the period ended March 31, 1995 was lower than March 31, 1994 due to principal balance reductions. Minority interest in joint venture earnings increased for the period ended March 31, 1995 as compared to March 31, 1994 due to a decrease in interest expense.

                            PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
                                                     Sequentially
Exhibit                                                Numbered
  No.              Description                          Page

  4   Restated Certificate and Agreement of Limited
      Partnership dated as of June 8, 1987,
      incorporated as Exhibit A to the Partnership's
      Prospectus dated June 8, 1987 filed
      pursuant to Rule 424(b), incorporated herein
      by this reference.                                   __

 27   Financial Data Schedule                              10

(b) During the quarter ended March 31, 1995, there were no Current Reports on Form 8-K filed.

                             FORM 10-Q

                             SIGNATURES

             USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner

May 11, 1995    BY:  /s/Edward B. Kelley
                    Edward B. Kelley
                    Chairman, President and
                    Chief Executive Officer

May 11, 1995    BY:  /s/Martha J. Barrow
                    Martha J. Barrow
                    Vice President -
                    Administration
                    and Finance