Form 10-Q
period 1995-06-30
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1995-08-11
CIK 810584

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995
                             or
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
Condensed Consolidated Balance Sheets


                                                          June 30,
                                                            1995       December 31,
                                                         (Unaudited)       1994
Assets
Rental properties, net                                 $  46,953,305     47,806,604
Temporary investments, at cost
   which approximates market value:
      USAA Mutual Fund, Inc.                                      --         13,920
      Money market fund                                    2,471,190      2,180,318
                                                           2,471,190      2,194,238
Cash                                                         258,864         14,506
   Cash and cash equivalents                               2,730,054      2,208,744

Accounts receivable                                           59,765         63,505
Deferred charges and other assets, at amortized cost         230,454        351,189

                                                       $  49,973,578     50,430,042


Liabilities and Partners' Equity
Mortgages payable                                      $  16,740,936     16,839,334
Note payable to affiliate                                  6,000,000      6,000,000
Accounts payable, including amounts due
   to affiliates of $38,089 and $34,886                      110,388         59,971
Accrued expenses and other liabilities                       273,058        250,852
          Total liabilities                               23,124,382     23,150,157

Minority interest in joint venture                         4,409,350      4,581,924

Partners' equity
   General Partner:
      Capital contribution                                     1,000          1,000
      Cumulative net income                                   57,355         55,353
      Cumulative distributions                              (117,293)      (112,710)
                                                             (58,938)       (56,357)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                   28,432,650     28,432,650
      Cumulative net income                                5,678,149      5,479,971
      Cumulative distributions                           (11,612,015)   (11,158,303)
                                                          22,498,784     22,754,318
         Total Partners' equity                           22,439,846     22,697,961

                                                       $  49,973,578     50,430,042


See accompanying notes to condensed consolidated financial statements.

                             2

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Income
(Unaudited)

                                                        Three Months   Three Months
                                                            Ended          Ended
                                                        June 30, 1995  June 30, 1994
Income
Rental income                                          $   1,161,480      1,280,326
Less direct expenses, including depreciation
   of $467,736 and $465,895                                  500,159        479,602
      Net operating income                                   661,321        800,724
Interest income (note 1)                                      38,376         14,727
      Total income                                           699,697        815,451

Expenses
General and administrative (note 1)                           53,079         52,211
Management fee (note 1)                                       23,637         24,648
Interest (note 1)                                            533,703        538,064
Minority interest in joint venture earnings                   47,002         46,927
      Total expenses                                         657,421        661,850
Net income                                             $      42,276        153,601

Net income per limited partnership interest            $        0.69           2.51

                                                         Six Months     Six Months
                                                            Ended          Ended
                                                        June 30, 1995  June 30, 1994
Income
Rental income                                          $   2,440,691      2,560,253
Less direct expenses, including depreciation
   of $934,747 and $931,790                                  987,595        970,097
      Net operating income                                 1,453,096      1,590,156
Interest income (note 1)                                      72,899         24,985
      Total income                                         1,525,995      1,615,141

Expenses
General and administrative (note 1)                          121,927        128,905
Management fee (note 1)                                       44,933         47,798
Interest (note 1)                                          1,066,570      1,075,179
Minority interest in joint venture earnings                   92,385         89,569
      Total expenses                                       1,325,815      1,341,451
Net income                                             $     200,180        273,690

Net income per limited partnership interest            $        3.28           4.48


See accompanying notes to condensed consolidated financial statements.

                             3

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 1995 and 1994
(Unaudited)

                                                            1995           1994
Cash flows from operating activities:
   Net income                                          $     200,180        273,690
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                        934,747        931,790
         Amortization                                         12,054         12,054
         Decrease (increase) in accounts receivable            3,740        (10,958)
         Decrease in deferred charges and other
            assets                                           108,681         92,560
         Increase in accounts payable, accrued expenses
            and other liabilities                             72,623        127,309
         Minority interest in joint venture earnings          92,385         89,569

            Cash provided by operating activities          1,424,410      1,516,014

Cash flows used in investing activities-
   Additions to rental properties                            (81,448)       (12,128)

Cash flows from financing activities:
   Repayment of mortgages payable                            (98,398)       (89,790)
   Distributions to co-venturer                             (264,959)      (264,960)
   Distributions to partners                                (458,295)      (458,296)

            Cash used in financing activities               (821,652)      (813,046)

Net increase in cash and cash equivalents                    521,310        690,840

Cash and cash equivalents at beginning of period           2,208,744      1,007,862

Cash and cash equivalents at end of period             $   2,730,054      1,698,702

See accompanying notes to condensed consolidated financial statements.

                             4

Notes to Condensed Consolidated Financial Statements
June 30, 1995
(Unaudited)

1. Transactions with Affiliates

  A summary of transactions with affiliates follows for the six-month period ended June 30, 1995:

                                                        Quorum
                              USAA         USAA       Real Estate
                             Mutual     Real Estate    Services
                           Fund, Inc.     Company     Corporation
      Reimbursement of
        expenses (a)      $       --        59,752        16,905
      Interest income            (27)           --            --
      Management fees             --        44,933        30,455
      Lease commissions           --            --         4,692
      Interest expense (b)        --       297,534            --
          Total           $      (27)      402,219        52,052


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b) Represents interest expense at market rate on a mortgage loan.

2.  Other

  Reference is made to the consolidated financial statements in the Annual Report filed with the Form 10-K for the year ended December 31, 1994 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining six months of 1995 or any other future period.

  The financial information included in this interim report as of June 30, 1995 and for the three months and six months ended June 30, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

                                  PART I

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1995, the Partnership had cash of $258,864 and temporary investments of $2,471,190. Included in these amounts was the working capital reserve and funds held for payment of current obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent, security deposits and property tax accruals.

During the quarter ended June 30, 1995, the Partnership distributed $226,856 to Limited Partners and $2,291 to the General Partner for a total of $229,147.

The lease with Linear Technology Corporation expired in June 1995 and negotiations are in the final phases regarding lease renewal. The rental rates in the market are lower than the rate Linear was paying on the original lease and will be reflected by a rent reduction on the lease renewal.

At the Kodak Building, the Invitrogen lease expires in April 1996 and the tenant has expressed a need for additional space and is considering available market opportunities. Invitrogen's need for additional space cannot be accommodated at the Kodak property. Invitrogen is also seeking a possible six-month lease extension. Kodak has made no commitment to take Invitrogen's space; therefore, management intends to begin marketing the space during the third quarter of 1995. The building is 100% leased by Kodak and Invitrogen.

During May, MagneTek vacated the Century Electric Building in St. Louis, Missouri. This property will undergo some improvements to prepare the building for new tenants and will be marketed as the 1881 Pine Street property. These expenditures will be paid from the Partnership's cash reserves. The rental rates in the market are lower than the rate MagneTek was paying.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the periods ended June 30, 1995 and 1994, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased as of June 30, 1995 as compared to December 31, 1994 due to depreciation offset by tenant improvement costs. The increase in cash and cash equivalents reflected the reduction in distributions that was made in order to build the working capital reserve for future operations.

Rental income decreased for the three-month and six-month periods ended June 30, 1995 as compared to the same periods ended June 30, 1994 as a result of MagneTek vacating the 1881 Pine Street property. Depreciation increased for the periods ended June 30, 1995 as compared to the periods ended June 30, 1994 due to Kodak tenant improvements. Direct expenses were higher for the three months and six months ended June 30, 1995 as compared to the same periods ended June 30, 1994 as a result of sidewalk repairs and property tax accruals at the 1881 Pine Street property.

An increase in cash reserves and higher interest rates accounted for the increase in interest income for the three months and six months ended June 30, 1995 as compared to the three months and six months ended June 30, 1994.

General and administrative expenses decreased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 due to a reduction in charges for preparation of federal and state tax returns and a reduction in audit fees. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. Interest expense for the periods ended June 30, 1995 was lower than the periods ended June 30, 1994 due to principal balance reductions. Minority interest in joint venture earnings increased for the periods ended June 30, 1995 as compared to the periods ended June 30, 1994 due to a decrease in interest expense at Apollo.

                                 PART II


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

                                                 Sequentially
 Exhibit                                           Numbered
   No.             Description                       Page

    4    Restated Certificate and Agreement of
         Limited Partnership dated as of June 8,
         1987, attached as Exhibit A to the
         Partnership's Prospectus dated June 8,
         1987 filed pursuant to Rule 424(b),
         Registration No. 33-11892 incorporated
         herein by this reference.                    --

   27    Financial Data Schedule                      10


(b) During the quarter ended June 30, 1995, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner



August 11, 1995     By:  /s/Edward B. Kelley
                         Edward B. Kelley
                         Chairman, President and
                         Chief Executive Officer



August 11, 1995     BY:  /s/Martha J. Barrow
                         Martha J. Barrow
                         Vice President -
                         Administration
                         and Finance