Form 10-Q
period 1995-09-30
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1995-11-09
CIK 810584

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995
                             or
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
Condensed Consolidated Balance Sheets

                                                         September 30,
                                                             1995         December 31,
                                                          (Unaudited)         1994
Assets
Rental properties, net                                  $  46,482,513       47,806,604
Temporary investments, at cost
   which approximates market value:
      USAA Mutual Fund, Inc.                                       --           13,920
      Money market fund                                     2,519,211        2,180,318
                                                            2,519,211        2,194,238
Cash                                                           44,579           14,506
   Cash and cash equivalents                                2,563,790        2,208,744

Accounts receivable                                            62,260           63,505
Deferred charges and other assets, at amortized cost          217,722          351,189

                                                        $  49,326,285       50,430,042


Liabilities and Partners' Equity
Mortgages payable                                       $  16,690,503       16,839,334
Note payable to affiliate                                   6,000,000        6,000,000
Accounts payable, including amounts due
   to affiliates of $34,563 and $34,886                        51,503           59,971
Accrued expenses and other liabilities                        290,919          250,852
          Total liabilities                                23,032,925       23,150,157

Minority interest in joint venture                          4,322,349        4,581,924

Partners' equity
   General Partner:
      Capital contribution                                      1,000            1,000
      Cumulative net income                                    54,958           55,353
      Cumulative distributions                               (119,585)        (112,710)
                                                              (63,627)         (56,357)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                    28,432,650       28,432,650
      Cumulative net income                                 5,440,859        5,479,971
      Cumulative distributions                            (11,838,871)     (11,158,303)
                                                           22,034,638       22,754,318
         Total Partners' equity                            21,971,011       22,697,961

                                                        $  49,326,285       50,430,042


See accompanying notes to condensed consolidated financial statements.

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Operations
(Unaudited)

                                                         Three Months     Three Months
                                                             Ended            Ended
                                                         September 30,    September 30,
                                                             1995             1994
Income
Rental income                                           $     911,721        1,279,709
Less direct expenses, including depreciation
   of $469,079 and $467,667                                   545,629          504,436
      Net operating income                                    366,092          775,273
Interest income (note 1)                                       37,021           20,962
      Total income                                            403,113          796,235

Expenses
General and administrative (note 1)                            41,603           57,005
Management fee (note 1)                                        21,201           22,756
Interest (note 1)                                             534,517          538,994
Minority interest in joint venture earnings                    45,479           45,393
      Total expenses                                          642,800          664,148
Net income (loss)                                       $    (239,687)         132,087

Net income (loss) per limited partnership interest      $       (3.92)            2.16

                                                          Nine Months      Nine Months
                                                             Ended            Ended
                                                         September 30,    September 30,
                                                             1995             1994
Income
Rental income                                           $   3,352,412        3,839,963
Less direct expenses, including depreciation
   of $1,403,826 and $1,399,457                             1,533,225        1,474,534
      Net operating income                                  1,819,187        2,365,429
Interest income (note 1)                                      109,920           45,947
      Total income                                          1,929,107        2,411,376

Expenses
General and administrative (note 1)                           163,529          185,910
Management fee (note 1)                                        66,134           70,554
Interest (note 1)                                           1,601,087        1,614,172
Minority interest in joint venture earnings                   137,864          134,963
      Total expenses                                        1,968,614        2,005,599
Net income (loss)                                       $     (39,507)         405,777

Net income (loss) per limited partnership interest      $       (0.65)            6.64

See accompanying notes to condensed consolidated financial statements.

                               3

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 1995 and 1994
(Unaudited)

                                                             1995             1994
Cash flows from operating activities:
   Net income (loss)                                    $     (39,507)         405,777
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                       1,403,826        1,399,457
         Amortization                                          18,081           18,081
         Decrease (increase) in accounts receivable             1,245          (14,872)
         Decrease in deferred charges and other
            assets                                            115,386          111,488
         Increase in accounts payable, accrued expenses
            and other liabilities                              31,599          153,929
         Minority interest in joint venture earnings          137,864          134,963

            Cash provided by operating activities           1,668,494        2,208,823

Cash flows used in investing activities-
   Additions to rental properties                             (79,735)         (28,758)

Cash flows from financing activities:
   Repayment of mortgages payable                            (148,831)        (135,746)
   Distributions to co-venturer                              (397,439)        (397,441)
   Distributions to partners                                 (687,443)        (687,444)

            Cash used in financing activities              (1,233,713)      (1,220,631)

Net increase in cash and cash equivalents                     355,046          959,434

Cash and cash equivalents at beginning of period            2,208,744        1,007,862

Cash and cash equivalents at end of period              $   2,563,790        1,967,296


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
September 30, 1995
(Unaudited)


1. Transactions with Affiliates

  A summary of transactions with affiliates follows for the nine-month period ended September 30, 1995:

                                                           Quorum
                               USAA           USAA       Real Estate
                              Mutual      Real Estate     Services
                            Fund, Inc.      Company      Corporation
      Reimbursement of
        expenses (a)      $                    85,580        25,416
      Interest income              (27)            --            --
      Management fees               --         66,134        42,723
      Lease commissions             --             --         7,090
      Interest expense (b)          --        448,767            --
          Total           $        (27)       600,481        75,229


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b) Represents interest expense at market rate on a mortgage loan.

2.  Other

  Reference is made to the consolidated financial statements in the Annual Report filed with the Form 10-K for the year ended December 31, 1994 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining three months of 1995 or any other future period.

  The financial information included in this interim report as of September 30, 1995 and for the three months and nine months ended September 30, 1995 and 1994 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The
  Partnership's annual report includes audited financial statements.

                                  PART I

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995, the Partnership had cash of $44,579 and temporary investments of $2,519,211. Included in these amounts was the working capital reserve and funds held for payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles, lease commissions, and prepaid insurance. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent, security deposits and property tax accruals.

During the quarter ended September 30, 1995, the Partnership distributed $226,856 to Limited Partners and $2,292 to the General Partner for a total of $229,148.

The lease with Linear Technology Corporation expired in June 1995 and during October, negotiations resulted in a five year renewal. The tenant renewed at a monthly rate of $.75 per square foot for the 42,130 square foot building, down from the previous monthly rate of $1.15. This new rate reflects the current market conditions in the area surrounding the property. An allowance for tenant improvements has been provided at a total of approximately $168,500 to be paid out of the working capital reserve.

At the Kodak Building, the Invitrogen lease expires in April 1996, and the tenant has expressed a need for additional space and is considering available market opportunities. Invitrogen's need for additional space cannot be accommodated at the Kodak property. Kodak has made no commitment to take Invitrogen's space.
Invitrogen is also seeking a possible six-month lease extension which has postponed active marketing of the space. The building is currently 100% leased by Kodak and Invitrogen.

During May, MagneTek vacated the Century Electric Building in St. Louis, Missouri. This property will undergo some improvements to prepare the building for new tenants and will be marketed as the 1881 Pine Street property. These expenditures will be paid from the Partnership's cash reserves. The current rental rates in the market are lower than the rate MagneTek was paying.

In July, negotiations with the Hewlett-Packard Company, the single tenant at the Apollo Building in Chelmsford, Massachusetts, resulted in the renewal of their lease which was to expire in December 1996. The tenant has agreed to renew for an additional forty-one months at a monthly rate of $.57 per square foot for the

291,425 square foot building. This is lower than the previous rate of approximately $.76 per square foot and reflects current market conditions in the area surrounding the property. An allowance for tenant improvements will be provided at a total of approximately $565,000 to be paid out of the working capital reserve.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the periods ended September 30, 1995 and 1994, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased as of September 30, 1995 as compared to December 31, 1994 due to depreciation offset by tenant improvement costs. The increase in cash and cash equivalents reflected the reduction in distributions that was made in order to build the working capital reserve for future operations.
Rental income decreased for the three-month and nine-month periods ended September 30, 1995 as compared to the same periods ended September 30, 1994 as a result of MagneTek vacating the 1881 Pine Street property in May and a rent reduction at Linear.
Depreciation increased for the periods ended September 30, 1995 as compared to the periods ended September 30, 1994 due to Kodak tenant improvements. Direct expenses were higher for the three months and nine months ended September 30, 1995 as compared to the same periods ended September 30, 1994 as a result of sidewalk repairs, property tax accruals and demolition costs in certain interior space at the 1881 Pine Street property to enhance the appearance of the space for showing to prospective tenants.

An increase in cash reserves and higher interest rates accounted for the increase in interest income for the three months and nine months ended September 30, 1995 as compared to the three months and nine months ended September 30, 1994.

General and administrative expenses decreased for the periods ended September 30, 1995 as compared to the periods ended September 30, 1994 due to a reduction in charges for preparation of federal and state tax returns and a reduction in a partnership earnings tax paid to the City of St. Louis. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. Interest expense for the periods ended September 30, 1995 was lower than the periods ended September 30, 1994 due to principal balance reductions. Minority interest in joint venture earnings increased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 due to a decrease in interest expense at Apollo.

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


(b) During the quarter ended September 30, 1995, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner



November 9, 1995     By:  /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



November 9, 1995     BY:  /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration
                          and Finance/Treasurer