Form 10-K405
period 1995-12-31
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1996-03-28
CIK 810584

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K
(Mark One)
(X) ANNUAL  REPORT  PURSUANT  TO  SECTION   13  OR  15 (d)  OF
    THE  SECURITIES EXCHANGE ACT OF 1934   (FEE REQUIRED)

For the fiscal year ended     December 31, 1995
                             or
( ) TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934     (NO FEE REQUIRED)

For the transition period from                to

Commission file number             0-16171

           USAA Income Properties IV Limited Partnership
      (Exact name of registrant as specified in its charter)

     Delaware                            74-2449334
(State of Organization)        (I.R.S. Employer Identification No.)

     8000 Robert F. McDermott Fwy., IH 10 West, Suite 600,
                 San Antonio, Texas  78230-3884
   (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (210) 498-7391

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of each exchange on
Title of each class                      which registered
       None                                       None

Securities registered pursuant to section 12(g) of the Act:

              UNITS OF LIMITED PARTNERSHIP INTERESTS
                         (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes  X   No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the prospectus of the registrant dated June 8, 1987, as supplemented, filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 are incorporated by reference in Parts
I and III.

                        TABLE OF CONTENTS


PART I

Item 1.   Business

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security
          Holders

PART II

Item 5.   Market for the Registrant's Limited Partnership
          Interests and Related Security Holder Matters

Item 6.   Selected Financial Data

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 8.   Financial Statements and Supplementary Data

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

PART III

Item 10.  Directors and Executive Officers of the General Partner

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

Item 13.  Certain Relationships and Related Transactions

PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedule and
          Reports on Form 8-K

Signatures

Index to Exhibits

                               PART I


Item 1. Business

         USAA Income Properties IV Limited Partnership (the "Partnership") is a limited partnership formed February 5, 1987, under the Uniform Limited Partnership Act of the State of Delaware to invest in a diversified portfolio of income-producing real properties such as shopping centers, office buildings, apartments, industrial buildings and other similar income-producing real property. The Partnership has three principal business objectives:
(i) to preserve and protect the Partnership's capital (ii) to obtain long-term appreciation in the value of its properties, and
(iii) to provide partially "tax-sheltered" distributions of cash from operations. Defined terms used herein shall have the meanings as set forth under the caption "Glossary" contained at pages 87-89 of the Prospectus, dated June 8, 1987, filed pursuant to Rule 424(b), attached as Exhibit 99.a and incorporated herein by reference.

         The Partnership Agreement authorized the issuance of up to 160,000 Limited Partnership Interests at a price of $500 each. The Partnership sold $30,247,500 in Limited Partnership Interests (60,495 Interests at $500 per Interest) from the commencement of the offering of Interests on or about July 1, 1987, through the completion of the offering on February 29, 1988. Limited Partners are not required to make any additional capital contributions.

         Proceeds available to the Partnership for investment in properties were used to acquire the following properties in fiscal year 1987: Linear Technology Corporate Headquarters, Eastman Kodak Building, and 1881 Pine Street (Century Electric Office Building). During 1988, the Partnership acquired a 55.8% joint venture interest in USAA Chelmsford Associates Joint Venture which owns the Apollo Computer Research and Development Headquarters Building.
See "Item 2 Properties".

         Competitive conditions for the Partnership's properties in 1995 were as follows:

         The Linear Technology Building, located in Milpitas, Santa Clara County, California, is located three miles north of the San Jose Municipal Airport and eight miles from Stanford University.
At December 31, 1995, the building was 100% leased by Linear Technology Corporation as its corporate headquarters under a lease which expires in 2000. During 1995, the lease with Linear Technology was renewed for an additional five years. The tenant renewed at a monthly rate of $.75 per square foot for the 42,130 square foot building, down from the previous monthly rate of $1.15 per square foot. This new rate reflects the current market conditions in the area surrounding the property. An allowance for tenant improvements has been provided at a total of approximately $168,500 to be paid out of the working capital reserve. As of December 31, 1995, none of the allowance had been expended. Linear

Technology provided approximately $459,000 of annual rental income to the Partnership in 1995 and $561,000 during 1994 and 1993, which represented approximately 11% of total Partnership rental income for 1995, 1994 and 1993.

         The Linear Technology Building is located in the Milpitas submarket of the Silicon Valley. This submarket had approximately 300,000 square feet of available research and development (R & D) space as of December 31, 1995, with a vacancy factor of 4% compared to a 13% vacancy factor as of December 31, 1994. The submarket had net absorption of approximately 635,000 square feet in 1995.

         The Eastman Kodak Building is located in Sorrento Valley, San Diego, California near the intersection of Interstates 5 and 805.
At December 31, 1995, the building was 100% leased, with Kodak occupying 34,600 square feet and Invitrogen Corporation occupying the remaining 23,147 square feet. Kodak's lease expires in February 1998. The Invitrogen lease expires in April 1996 and the tenant is in need of additional space. This need for additional space can not be accommodated at the Kodak property; therefore, Invitrogen plans to construct and occupy their own building. Invitrogen is seeking a possible short-term extension until the construction of their new building is complete. Kodak has made no commitment to take Invitrogen's space.

         The Kodak Building is located in the Sorrento Valley R & D submarket. The vacancy rate in the submarket decreased to approximately 9.5% as of the end of 1995 compared to 17% in 1994.
Total inventory in the Sorrento Valley R & D submarket was approximately 1.3 million square feet with 125,000 square feet available at the end of 1995.

         The Century Electric Office Building is located in St. Louis, Missouri near Interstate 44, the Gateway Arch, and Union Station. MagneTek, the single tenant at Century Electric, vacated the property at the expiration of its lease in May 1995. A broker was hired in 1994 to lease the property either as a single-tenant or multi-tenant building. The property has undergone some improvements to prepare the building for new tenants and will be marketed as 1881 Pine Street. In December, a marketing center was completed at the property to aid in showing to prospective tenants. MagneTek provided approximately $537,000 of rental income to the Partnership during 1995, $1,306,000 during 1994 and $1,305,000 during 1993.  This represented approximately 13% of total
Partnership rental income for 1995, 26% for 1994 and 25% for 1993.

         At the end of 1995, the parking lot improvements at 1881
Pine Street were approximately 98% complete and are anticipated to be complete in March 1996 at a total cost of approximately $172,000, down from the anticipated cost of $185,000. Improvements included demolition of an old fence, and installation of new lights, new asphalt, striping, wrought iron fencing, landscaping and parking lot access gates with a card entry reader system. The cost of improvements will be funded from the working capital reserve.

         The 1881 Pine Street property is located in the Downtown St. Louis submarket. The occupancy rate as of the end 1995 in this submarket was approximately 82% as compared to approximately 83% as of 1994. The occupancy rate in the overall St. Louis office market remained stable at approximately 88%.

         USAA Chelmsford Associates Joint Venture, the joint venture in which the Partnership holds a 55.8% interest, owns and operates the Apollo Computer Research and Development Headquarters Building which is located in Chelmsford, Massachusetts, a suburb of Boston. The property is an office/R & D building and is 100% leased to Hewlett-Packard Company, successor in interest to Apollo Computer, Inc. During 1995, negotiations with Hewlett-Packard Company resulted in the renewal of their lease for an additional 41 months. The new monthly rental rate of $.57 per square foot for the 291,424 square foot building will begin January 1997. This rate is lower than the current rate of approximately $.76 per square foot and reflects the current market conditions in the area surrounding the property. An allowance for tenant improvements was provided at a total of approximately $565,000 to be paid from the working capital reserve. As of December 31, 1995, approximately $108,000 of the allowance has been expended. This tenant provided approximately $2,759,000 of annual rental income to the Partnership in 1995, $2,761,000 in 1994 and $2,763,000 in 1993 which represented approximately 65% of total Partnership rental income for 1995 and 54% for 1994 and 1993.

         The Apollo Computer Building is located within the 495 Markets/Metrowest submarket of the Greater Boston market. This building is configured in a way that allows it to compete as office or R & D. Total inventory in the submarket was approximately 11.3 million square feet of office space with an occupancy rate of approximately 89% as of December 31, 1995 compared to an occupancy rate of approximately 88% as of the end of 1994. Total inventory of R & D space was approximately 2.6 million square feet as of the end of 1995 with an occupancy of approximately 88%. There is no R & D construction underway.

         See "Item 2 Properties" for further information pertaining to the status of the Partnership's properties.

         The Partnership has no employees; it has, however, entered into an Advisory Agreement with USAA Real Estate Company (the "Adviser"), a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of United Services Automobile Association ("USAA"). The Adviser is responsible for managing the day-to-day operations of the Partnership.

         The General Partner (the "General Partner") of the
Partnership is USAA Properties IV, Inc., a Texas corporation and a subsidiary of the Adviser. The General Partner has the general responsibility for management of the Partnership's business and oversees the activities of the Adviser.

Item 2. Properties

         The Partnership owns, either directly or through a joint venture, the properties described below as of December 31, 1995:

         Location                   Description of Property

Milpitas, California        Linear Technology Corporate
                            Headquarters: An office building
                            containing approximately 42,130 net
                            leasable square feet situated on 2.66
                            acres.  At December 31, 1995, the
                            property was 100% occupied and
                            average monthly cash rental was
                            approximately $39,000.  There is no
                            debt on this property.  The
                            Partnership has 100% fee-simple
                            ownership.

San Diego, California       Eastman Kodak Building:  An office
                            building containing approximately
                            57,747 net leasable square feet
                            situated on 4.64 acres.  At December
                            31, 1995, the property was 100%
                            occupied and average monthly cash
                            rental was $58,000.  The mortgage
                            payable on this property is
                            $1,192,098.  The Partnership has 100%
                            fee-simple ownership.

St. Louis, Missouri         1881 Pine Street:  An office building
                            containing approximately 106,340 net
                            leasable square feet situated on
                            approximately 1 acre.  At December
                            31, 1995, the property was not
                            leased.  There is no debt on this
                            property.  The Partnership has 100%
                            fee-simple ownership.

Chelmsford, Massachusetts   Apollo Computer Research and
                            Development Headquarters Building:
                            An office/research and development
                            facility containing approximately
                            291,424 net leasable square feet
                            situated on 26.651 acres.  At
                            December 31, 1995, the property was
                            100% leased and average monthly cash
                            rental was $237,000.  The mortgage
                            payable on this property is
                            $15,446,788.  This building is 100%
                            owned in fee-simple by USAA
                            Chelmsford Associates Joint Venture.
                            The Partnership holds a 55.8%
                            interest in this joint venture.

See notes 3, 4, 5, 6, 7, and 10 of Notes to Consolidated Financial Statements in Item 8, for further discussion relating to the properties and encumbrances thereon.

Item 3. Legal Proceedings

       There are no material legal proceedings pending to which the General Partner or the Partnership is a party or to which any of the Partnership's properties are subject.


Item 4. Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                            PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Related Security Holder Matters

       There is no established public trading market for the Interests, and it is not anticipated that a public market will develop. Upon request, Real Estate Limited Partnership Investor Services, a department in the USAA Real Estate Company, may assist a Limited Partner desiring to transfer his Interests. The limited market for the Interests may adversely affect the value of the Interests. The purchase price for the Interests upon resale and all other terms of a resale transaction are subject to negotiation between the buyer and the seller.

       As of December 31, 1995, there were 2,989 Limited Partners of the Partnership, owning an aggregate of 60,495 Interests.

       During the year ended December 31, 1995, quarterly distributions totaling $907,425 and $9,166 were distributed to the Limited Partners and General Partner, respectively, for a total of $916,591 in cash distributions. These distributions represented a return of capital for both the Limited Partners and General
Partner.

       During the year ended December 31, 1994, quarterly distributions totaling $907,426 and $9,166 were distributed to the Limited Partners and General Partner, respectively, for a total of $916,592 in cash distributions. The return of capital portion of 1994 distributions was $355,803 and $3,594 for the Limited Partners and General Partner, respectively.

       Future cash distributions to Limited Partners are anticipated. It is anticipated that distributions will be reduced due to significant decreases in future cash flows as a result of lease expirations, renewals at lower rental rates which reflect market conditions and substantial re-leasing costs.

Item 6.  Selected Financial Data

                      USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                                   SELECTED FINANCIAL DATA
                   Years Ended December 31, 1995, 1994, 1993, 1992 and 1991
                               1995         1994         1993         1992         1991
Rental Income                4,276,734    5,119,505    5,126,096    5,261,380    5,264,946
Interest Income                144,048       73,388       35,848       43,819       84,623
Net Income(Loss)              (267,510)     557,195      622,013      731,669      851,769
Net Income(Loss) per Limited
  Partnership Interest (1)       (4.38)        9.12        10.18        11.97        13.94
Taxable Income                 122,089    1,053,107      920,808      979,092      910,196
Taxable Income per
  Limited Partnerhip
  Interest (1)                    2.00        17.23        15.07        16.02        14.90
Cash Distributions             916,591      916,592    1,191,567    1,649,864    1,967,616
Cash Distributions per
  Limited Partnership
  Interest (2)                   15.00        15.00        19.50        27.00        32.20
Total Assets at Period End  48,773,131   50,430,042   51,237,941   52,386,006   53,725,616
Total Mortgages and Note
  Payable at Period End     22,638,886   22,839,334   23,022,114   23,188,785   23,340,750



     (1) Based on limited partnership interests issued at period end and net income(loss)/taxable income allocated to Limited Partners.

     (2) Based on limited partnership interests issued at each quarter end and cash distributions allocated to Limited Partners.

     The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995, the Partnership had cash of $61,643 and temporary investments of $2,217,339. Included in these amounts was the working capital reserve and funds held for payment of current obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles. Accounts payable consisted of amounts due to USAA Real Estate Company for management fees and reimbursable expenses and amounts due to third parties for expenses incurred for operations. Other liabilities consisted of security deposits and prepaid rent.

The original lease with Linear Technology, the single tenant at the Linear Technology Building in Milpitas, California, expired in June 1995. During the year, negotiations with Linear resulted in a five year renewal. The tenant renewed at a monthly rental rate of $.75 per square foot for the 42,130 square foot building, down from the previous monthly rate of $1.15 per square foot. This new rate reflects the current market conditions in the area surrounding the property. An allowance for tenant improvements has been provided for a total of approximately $168,500 to be paid out of the working capital reserve. As of December 31, 1995, none of the allowance had been expended.

During May 1995, MagneTek vacated 1881 Pine Street (formerly known as the Century Electric Building) in St. Louis, Missouri. This property has undergone some improvements to prepare the building for new tenants. In December, a marketing center was completed at the property to show prospective tenants. A broker was hired in 1994 to lease the property as either a single-tenant or multi-tenant building. Rental rates for new leases will be lower than the previous rate reflecting market conditions in the area surrounding the property.

At end of 1995, the parking lot improvements at 1881 Pine Street were approximately 98% complete and are anticipated to be complete in March 1996 at a total cost of approximately $172,000, down from the anticipated cost of $185,000. Improvements included demolition of an old fence, and installation of new lights, new asphalt, striping, wrought iron fencing, landscaping, and parking lot access gates with a card entry reader system. The cost of improvements will be funded from the working capital reserve.

Although the lease with Hewlett-Packard Company, the single tenant at the Apollo Building in Chelmsford, Massachusetts, did not expire until 1996, negotiations during 1995 resulted in a renewal. The tenant has agreed to renew for an additional 41 months at a monthly rate of $.57 per square foot for the 291,424 square foot building. This rate is lower than the current rate of approximately $.76 per square foot and reflects the current market conditions in the area surrounding the property. This new lease expires in May 2000. An allowance for tenant improvements was provided at a total of approximately $565,000 to be paid from the working capital reserve. As of December 31, 1995, approximately $108,000 of the allowance had been expended.

Total cash distributions in 1995 to Partners remained consistent with total cash distributions to Partners in 1994. The single tenant lease at 1881 Pine Street expired in May 1995 and substantial expenditures for tenant improvements are anticipated beginning in 1996 as new leases are signed. Linear renewed its lease effective June 1995 for an additional five years with approximately $168,500 in tenant improvement costs and a rental rate decrease to reflect market conditions. Apollo renewed its lease effective January 1997 for an additional 41 months at a reduced rental rate to reflect current market conditions and with $565,000 in tenant improvement costs. In addition, the Invitrogen lease expires in 1996. Due to significant decreases in 1996 cash flow, reductions in distributions are anticipated for 1996.

Future liquidity is expected to result from cash generated from the operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-years ended December 31, 1995, income was generated from rental income from the income-producing real estate properties and from interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages and note payable, and various other costs required for administration of the Partnership.

During 1995, 1994 and 1993, two of the Partnership's properties were single-tenant properties with absolute triple net leases. Under an absolute triple net lease, the lessee is required to make all payments for expenses related to the use and occupation of the leased premises, including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, the Partnership received rental income and the lessee absorbed all such expenses on these properties.

Rental income decreased for 1995 as compared to 1994 primarily due to the single tenant at 1881 Pine Street vacating the property in May 1995 upon expiration of the lease. Also contributing to the decrease in rental income was the rent reduction at Linear. The tenant at Linear renewed at a monthly rate of $.75 per square foot for the 42,130 square foot building, which is lower than the previous monthly rate of $1.15 per square foot and reflects the current market conditions in the area surrounding the property.

Depreciation increased for 1995 as compared to 1994 due to improvements at 1881 Pine Street and Kodak. The increase in depreciation in 1994 as compared to 1993 was attributable to the tenant improvements for the Kodak lease placed in service January 1994. Other direct expenses were higher for 1995 as compared to 1994 as a result of sidewalk repairs, property tax payments and demolition costs at the 1881 Pine Street property to enhance the appearance of the property for showing to prospective tenants. Also contributing to the increase was parking lot repairs at the Apollo Building which was part of the tenant improvement allowance. Other direct expenses for 1994 reflected an increase as compared to 1993 due to an increase in marketing expenses and an evaluation of the heating and air conditioning system at 1881 Pine Street, and an increase in property earthquake insurance at Kodak and Linear.

Higher interest rates and an increase in cash reserves accounted for the increase in interest income for 1995 and 1994 as compared to 1993.

General and administrative expenses decreased for 1995 as compared to 1994 due to a reduction in charges for preparation of federal and state tax returns, a reduction in a partnership earnings tax paid to the City of St. Louis and a decrease in printing charges. The increase in general and administrative expenses for 1994 as compared to 1993 was attributable to a partnership earnings tax paid to the City of St. Louis.

The management fee payable to the adviser is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

Interest expense decreased in 1995 and 1994 as compared to 1993 due to principal balance reductions.

Minority interest in joint venture earnings decreased for 1995 as compared to 1994 due to a decrease in net income of the joint venture property as a result of parking lot repairs offset
somewhat by a decrease in interest expense.   Minority interest
in joint venture earnings increased for 1994 as compared to 1993 as a result of a decrease in interest expense.

Inflation

An increase in inflation could affect the Partnership's investments through increases in various administrative costs of Partnership operation. The adverse effect inflation may have would be offset to some extent by increases in rental rates charged tenants at the Partnership's properties.

Item 8.  Financial Statements and Supplementary Data

                      USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                                 CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 1995 AND 1994

                                                         1995          1994
ASSETS

Rental properties, net (notes 3, 4, and 7)         $  46,218,351    47,806,604
Temporary investments, at cost which approximates
market value:
     USAA Mutual Fund, Inc. (note 8)                          --        13,920
     Money market fund                                 2,217,339     2,180,318
                                                       2,217,339     2,194,238
Cash                                                      61,643        14,506
   Cash and cash equivalents                           2,278,982     2,208,744

Accounts receivable                                       81,956        63,505
Deferred charges and other assets                        193,842       351,189

                                                   $  48,773,131    50,430,042


LIABILITIES AND PARTNERS' EQUITY

Mortgages payable (note 7)                         $  16,638,886    16,839,334
Note payable to affiliate (notes 4, 7, and 8)          6,000,000     6,000,000
Accounts payable, including amounts due
   to affiliates of $44,323 and $34,886                   57,801        59,971
Other liabilities                                        251,595       250,852
         Total liabilities                            22,948,282    23,150,157

Minority interest in joint venture (note 4)            4,310,989     4,581,924

Partners' equity:
   General Partner:
      Capital contribution                                 1,000         1,000
      Cumulative net income                               52,678        55,353
      Cumulative distributions                          (121,876)     (112,710)
                                                         (68,198)      (56,357)
   Limited Partners (60,495 interests):
      Capital contributions, net of offering costs    28,432,650    28,432,650
      Cumulative net income                            5,215,136     5,479,971
      Cumulative distributions                       (12,065,728)  (11,158,303)
                                                      21,582,058    22,754,318
         Total Partners' equity                       21,513,860    22,697,961

Commitment (note 12)
                                                   $  48,773,131    50,430,042


See accompanying notes to consolidated financial statements.

                      USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       Years Ended December 31, 1995, 1994 and 1993

                                                         1995          1994          1993
INCOME
Rental income                                      $   4,276,734     5,119,505     5,126,096
Less direct expenses, including
   depreciation of $1,873,494,
   $1,866,275 and $1,784,167                           2,094,869     1,977,988     1,859,924

     Net operating income (note 6)                     2,181,865     3,141,517     3,266,172
Interest income (note 8)                                 144,048        73,388        35,848

         Total income                                  2,325,913     3,214,905     3,302,020


EXPENSES
General and administrative (note 8)                      197,963       233,198       207,904
Management fee (note 8)                                   90,376        91,449       129,404
Interest (notes 7 and 8)                               2,134,420     2,152,088     2,168,197
Minority interest in joint venture
   earnings (note 4)                                     170,664       180,975       174,502
         Total expenses                                2,593,423     2,657,710     2,680,007

Net income (loss)                                  $    (267,510)      557,195       622,013

Net income (loss) per limited partnership interest $       (4.38)         9.12         10.18


See accompanying notes to consolidated financial statements.

                USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                 Years Ended December 31, 1995, 1994 and 1993

                                                       General       Limited
                                                       Partner       Partners       Total
Balances at December 31, 1992                      $     (47,068)   23,673,980    23,626,912

Net income                                                 6,220       615,793       622,013
Distributions                                            (11,915)   (1,179,652)   (1,191,567)
Balances at December 31, 1993                            (52,763)   23,110,121    23,057,358

Net income                                                 5,572       551,623       557,195
Distributions                                             (9,166)     (907,426)     (916,592)
Balances at December 31, 1994                            (56,357)   22,754,318    22,697,961

Net loss                                                  (2,675)     (264,835)     (267,510)
Distributions                                             (9,166)     (907,425)     (916,591)
Balances at December 31, 1995                      $     (68,198)   21,582,058    21,513,860



See accompanying notes to consolidated financial statements.

                  USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended December 31, 1995, 1994 and 1993

                                                         1995          1994          1993
Cash flows from operating activities:
   Net income (loss)                               $    (267,510)      557,195       622,013
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation                                  1,873,494     1,866,275     1,784,167
         Amortization                                     24,108        24,108        26,880
         Decrease (increase) in accounts receivable      (18,451)       12,959        33,942
         Decrease in deferred charges
           and other assets                              133,239       144,745        72,009
         Increase (decrease) in accounts payable,
           accrued expenses and other liabilities         (1,427)      127,383       (12,262)
         Minority interest in joint venture earnings     170,664       180,975       174,502

           Cash provided by operating activities       1,914,117     2,913,640     2,701,251

Cash flows used in investing activities -
   Additions to rental properties                       (285,241)      (39,306)     (741,896)

Cash flows from financing activities:
   Repayment of mortgages payable                       (200,448)     (182,780)     (166,671)
   Distributions to co-venturer                         (441,599)     (574,080)     (574,080)
   Distributions to partners                            (916,591)     (916,592)   (1,191,567)

           Cash used in financing activities          (1,558,638)   (1,673,452)   (1,932,318)

Net increase in cash and cash equivalents                 70,238     1,200,882        27,037

Cash and cash equivalents at beginning
   of year                                             2,208,744     1,007,862       980,825

Cash and cash equivalents at end of year           $   2,278,982     2,208,744     1,007,862


See accompanying notes to consolidated financial statements.

         USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 1995, 1994 and 1993


1.  Organization, Summary of Significant Accounting Policies and
    Other

    USAA Income Properties IV Limited Partnership is engaged solely in the business of real estate investment; therefore, presentation of information about industry segments is not applicable.

    The Partnership owns office buildings in Milpitas, California; San Diego, California; St. Louis, Missouri and a joint venture interest in a research and development property in Chelmsford, Massachusetts. The Partnership's revenue is subject to changes in the economic environments of these areas.

    The General Partner, USAA Properties IV, Inc., is a wholly-owned subsidiary of USAA Real Estate Company (Realco), which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of United Services
    Automobile Association (USAA).

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Rental properties are valued at cost. The carrying amount of a property is not changed for temporary fluctuations in value unless the carrying value is believed to be permanently impaired. In 1995, the Partnership adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," (Statement 121). Statement 121 provides guidance for determining impairment of long-lived assets utilizing undiscounted future cash flows. Based on the provisions of Statement 121, the Partnership's long-lived assets, real estate and improvements, are not considered impaired. The adoption of this Statement had no financial statement impact.

    Depreciation is provided over the estimated useful lives of the properties using the straight-line method. The estimated lives of the buildings and improvements is 30 years (31.5 -
    39 years for Federal income tax purposes).

    Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Rental income recognized was $142,781, $148,920 and $99,643 less than the amount due per the lease agreements for the years ended December 31, 1995, 1994 and 1993, respectively.

    No provision or credit for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership files its tax return on an accrual basis.

    For purposes of the Consolidated Statements of Cash Flows, all highly liquid marketable securities that have a maturity at purchase of three months or less, and money market mutual funds are considered to be cash equivalents.

    The consolidated financial statements include the accounts of the Partnership and its majority-owned joint venture. All significant intercompany accounts have been eliminated in consolidation.

    For financial reporting purposes, net income is allocated 1% to the General Partner and 99% to the Limited Partners. Net income per limited partnership interest is based upon the limited partnership interests outstanding at the end of the period and net income allocated to the Limited Partners.

    Cash distributions per limited partnership interest were $15.00 for 1995 and 1994 and $19.50 for 1993, and were based on the limited partnership interests outstanding at each quarter end and the cash distributions allocated to Limited Partners.


2.  Partnership Agreement

    Pursuant to the terms of the Partnership Agreement, Net Cash from Operations shall be allocated and paid 1% to the General Partner and 99% to the Limited Partners. Any Net Cash from Operations received by a Limited Partner shall count toward his 6% cumulative Preferred Return, as defined in the Partnership Agreement. Net Proceeds from Sales or Refinancings, shall be allocated and paid 1% to the General Partner and 99% to the Limited Partners until the Limited Partners have been returned their Original Invested Capital from Net Proceeds from Sales or Refinancings, plus their Preferred Return. Second, Net Proceeds from Sales or Refinancings shall be allocated and paid to the Adviser in payment of any unpaid Subordinated Disposition Fee. Third, Net Proceeds from Sales or Refinancings shall be allocated and paid 90% to the Limited Partners and 10% to the General Partner.

    Generally, all items of income, gain, loss, deduction and credit from operations will be allocated 99% to the Limited Partners and 1% to the General Partner. Net gain or net loss from the sale or other disposition of a property shall be allocated as described in the Partnership Agreement.


3.  Rental Properties

    Rental properties at December 31 consisted of the following:


                                      1995           1994
    Buildings and improvements    $ 50,831,721     50,546,480
    Land                             9,020,016      9,020,016
                                    59,851,737     59,566,496
    Less accumulated depreciation (13,633,386)    (11,759,892)

                                  $ 46,218,351     47,806,604

4.  Investment in Joint Venture

    On May 31, 1988, the Partnership entered into the USAA Chelmsford Associates Joint Venture with USAA Real Estate Company for the ownership and operation of the Apollo Computer Research and Development Headquarters Building. The Partnership contributed $9,000,000 for its 55.8% joint venture interest. The contribution consisted of $3,000,000 in remaining offering proceeds and $6,000,000 in proceeds from a note payable to USAA Real Estate Company (note 7).

    Summary financial information for the joint venture as of December 31, 1995 and 1994 and for the years ended December
    31, 1995, 1994 and 1993 follows:

                             ASSETS
                                        1995        1994
Cash                                $   346,262     240,404
Property, net                        24,957,807  25,783,464
Account receivable                       74,356      54,507
Deferred rent and other assets           64,102     125,358
                                    $25,442,527  26,203,733


                      LIABILITIES AND EQUITY

Liabilities:
Mortgage payable                    $15,446,788  15,592,159
Accounts payable                        232,946     235,249
                                     15,679,734  15,827,408

Equity:
  USAA Income Properties IV
    Limited Partnership               5,451,804   5,794,401
  Co-venturer - affiliate             4,310,989   4,581,924
        Total equity                  9,762,793  10,376,325
                                    $25,442,527  26,203,733


                            OPERATIONS

                          1995          1994        1993

Revenues               $ 2,771,135    2,771,501   2,770,921
Operating expenses         (63,018)     (30,885)    (32,723)
Other expenses              (8,967)      (5,484)     (6,134)
Depreciation              (895,877)    (895,877)   (895,878)
Interest expense        (1,416,805)  (1,429,437) (1,440,971)
   Net income          $   386,468      409,818     395,215

Equity in net income:
  USAA Income Properties IV
   Limited Partnership $   215,804      228,843     220,713
 Co-venturer - affiliate   170,664      180,975     174,502
                       $   386,468      409,818     395,215

Cash distributions:
  USAA Income Properties IV
   Limited Partnership $   558,401      725,920     725,920
 Co-venturer - affiliate   441,599      574,080     574,080
                       $ 1,000,000    1,300,000   1,300,000

5.  Minimum Future Rentals

    Operating leases with tenants have remaining terms from four months to five years. Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Consolidated Statements of Operations is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Approximate minimum future rentals are as follows:


            1996             $ 3,598,000
            1997               2,737,000
            1998               2,439,000
            1999               2,379,000
            2000               1,023,000
            Thereafter                --
                             $12,176,000

6.  Triple Net Leases

    During 1995, 1994 and 1993, the Partnership had ownership interests in two office buildings occupied by single tenants. The lease agreements between the tenants and the Partnership were absolute triple net lease arrangements whereby the lessee is required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, net operating income reflected only rental income and excluded all expenses directly related to the operations of the property as payments for such expenses are made directly by the lessee.

7.  Mortgages and Note Payable

    Mortgages payable at December 31:

                                          1995           1994

    9.625% first mortgage note,
    payable in monthly install-
    ments of $14,391, including
    interest, due August 1, 2008;
    secured by rental property
    with a depreciated cost of
    approximately $6,195,000.           $  1,192,098   1,247,175


    9.125% first mortgage note,
    due August 1, 2001, interest
    only payable monthly for the
    first five years; interest and
    principal of $130,181 are
    payable monthly for the
    remaining term with a balloon
    payment of $14,361,580; secured
    by rental property with a
    depreciated cost of approxi-
    mately $25,354,000.                   15,446,788   15,592,159
                                        $ 16,638,886   16,839,334

    On May 31, 1988, $6,000,000 of the total $9,000,000 Partnership investment in USAA Chelmsford Associates Joint Venture was borrowed from USAA Real Estate Company (note 4). The unsecured demand note payable bears interest at 10%, payable monthly, with a due date of September 1, 1997.

    Aggregate maturities of mortgages and note payable for 1996 through 2000 are $219,803, $6,241,070, $264,374, $289,934 and
    $317,946 respectively.

    Cash payments for interest expense were $2,134,420, $2,152,088 and $2,168,197 for 1995, 1994 and 1993, respectively.


8.  Transactions with Affiliates

    USAA Real Estate Company (the Adviser) may receive property acquisition fees of up to 5% of gross offering proceeds, real estate brokerage commissions of up to 2% of the aggregate selling prices of properties sold and management fees of 9% of adjusted cash flow from operations.

    A portion of the Partnership's working capital reserve and other available funds were invested in USAA Mutual Fund, Inc. and earned interest thereon at market rates.

    Quorum Real Estate Services Corporation (also known as USAA Realty Company), an affiliate of the General Partner, provides property management and leasing services for the properties and may receive fees of up to 6% of property cash receipts for those services.

    A summary of transactions with affiliates follows:
                      Reimbursement   Interest   Management     Lease      Interest
                     of Expenses (1)   Income       Fees     Commissions  Expense (2)    Total
USAA Mutual
Fund, Inc.:
  1995             $             --        (27)         --           --           --        (27)
  1994                           --       (542)         --           --           --       (542)
  1993                           --     (7,939)         --           --           --     (7,939)

USAA Real Estate
Company:
  1995                      108,885         --      90,376           --      600,000    799,261
  1994                      110,947         --      91,449           --      600,000    802,396
  1993                      107,046         --     129,404           --      600,000    836,450

Quorum Real Estate
Services Corporation:
  1995                       36,559         --      52,802        9,487           --     98,848
  1994                       22,556         --      63,118        8,865           --     94,539
  1993                       13,818         --      58,350       10,588           --     82,756


(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.
(2)  Represents interest expense incurred on a note payable (note 7).

9.  Income Taxes

    A reconciliation of financial statement net income (loss) to taxable income follows:

                                           1995       1994        1993

  Net income (loss)-financial statement
    basis                               $ (267,510)   557,195   622,013
  Less:
    Taxable income over financial
     statement income - USAA
     Chelmsford Associates                  99,037    227,432    98,736
    Increase in deferred rent               77,506    83,647     34,369
  Plus:
    Excess financial statement depreciation
     over tax depreciation                 233,836   230,903    169,546
    Other reconciling items                (20,780)  (46,070)    (3,856)
  Taxable income                        $  122,089 1,053,107    920,808


10.  Major Customer Information

     During 1995, the Partnership recorded approximately $2,759,000, $537,000 and $459,000 of rental income from single-tenant leases which represented approximately 65%, 13% and 11% of total rental income, respectively.

     During 1994, the Partnership recorded approximately $2,761,000, $1,306,000 and $561,000 of rental income from single-tenant leases which represented approximately 54%, 26% and 11% of total rental income, respectively.

     During 1993, the Partnership recorded approximately $2,763,000, $1,305,000 and $561,000 of rental income from single-tenant leases which represented approximately 54%, 25% and 11% of total rental income, respectively.


11.  Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

     The fair value of mortgages and note payable at December 31, 1995 and 1994 was $21,677,908 and $21,733,260, respectively, and was estimated by discounting the future cash flows using interest rates currently being offered for mortgage loans and notes with similar characteristics and maturities.

12.  Commitment

     During 1995, the Linear Technology lease was renewed for an additional five years. The original lease expiration has been extended from June 1995 to June 2000. The Partnership has committed to funding approximately $168,500 for tenant improvements to be paid out of the working capital reserve. As of December 31, 1995, none of the allowance had been expended.

     During 1995, the lease with Hewlett-Packard Company at the Apollo Building was renewed for an additional 41 months. The original lease expiration has been extended from December 1996 to May 2000. The Partnership has committed to funding approximately $565,000 to be paid from the working capital reserve. As of December 31, 1995, $108,000 of the allowance had been expended.

                   Independent Auditors' Report

The Partners
USAA Income Properties IV Limited Partnership:

  We have audited the accompanying consolidated balance sheets of USAA Income Properties IV Limited Partnership and majority-owned joint venture as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USAA Income Properties IV Limited Partnership and majority-owned joint venture as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                          /S/KPMG PEAT MARWICK LLP
                                          KPMG PEAT MARWICK LLP


San Antonio, Texas
January 29, 1996

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

     Not applicable.

                            Part III


Item 10. Directors and Executive Officers of the Registrant

       The General Partner of the Partnership is USAA Properties
IV, Inc., a Texas corporation.

       As of January 1, 1996, the directors and executive officers of the General Partner were as follows:


                                   POSITION WITH
           NAME                   GENERAL PARTNER


       Edward B. Kelley          Chairman, President,
                                 Chief Executive Officer and
                                 Director

       T. Patrick Duncan         Vice Chairman
                                 Senior Vice President -
                                 Real Estate Operations and
                                 Director

       Randal R. Seewald         Vice President, Secretary,
                                 Legal Counsel and Director

       Martha J. Barrow          Vice President -
                                 Administration and
                                 Finance/Treasurer

       S. Wayne Peacock          Vice President -
                                 Portfolio Management

       David A. Rosales          Assistant Vice President -
                                 Controller

       Susan T. Wallace          Assistant Vice President -
                                 Acquisitions and Dispositions

       David M. Holmes           Assistant Vice President -
                                 Capital Investments

       John G. Meadows           Assistant Vice President -
                                 Southeast Real Estate Region

       Stephen S. King           Assistant Vice President -
                                 Western Real Estate Region

       All of the foregoing directors and executive officers have been elected to serve one-year terms until the annual meeting of the General Partner. All of the foregoing officers have served in the capacities indicated since their election, with the exception of Martha J. Barrow who was elected Vice President - Administration and Finance/Treasurer, Randal R. Seewald's promotion to Vice President - Legal Counsel, Secretary and Director, S. Wayne Peacock's promotion to Vice President - Portfolio Management all effective February 18, 1995, and David M. Holmes who was named Assistant Vice President - Capital Investments effective October 31, 1995.

       There are no arrangements or understandings between or among any of said directors or executive officers to be elected or selected as such, nor are there any family relationships among any of the foregoing directors and executive officers. The foregoing directors and executive officers are also officers and/or directors of various affiliated companies of the General Partner.

       The age and business experience of each of the directors and executive officers of the General Partner is as follows:

       Edward B. Kelley, 55, joined USAA in April 1989 and is Vice Chairman, President, Chief Executive Officer and Director of USAA Real Estate Company and Chairman, President, Chief Executive Officer and Director of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate - Midwest, Inc., and Las Colinas Management Company. He also serves as Chief Executive Officer, President and Director of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. Mr. Kelley is also Chairman of the Board, Chief Executive Officer and Director of USAA Equity Advisors, Inc. Mr. Kelley serves as President and Director of USAA Health Services, Inc. All of the previously named companies are affiliates of the General Partner. He graduated from St. Mary's University of San Antonio, Texas with a Bachelor of Business Administration Degree in Finance in 1964 and was awarded a Master of Business Administration Degree, in Finance, by Southern Methodist University, Dallas, Texas in 1967. Mr. Kelley was employed by Barshop Enterprises, Inc., of San Antonio, Texas from July 1980 until April 1989 where he was President and an Advisory Director of Barshop Enterprises, Inc. and its corporate subsidiaries. The Barshop group of companies is engaged in the development, management and ownership of commercial real estate properties in San Antonio and other Texas cities. He is past Chairman of the Board and a member of the Executive Committee of the Greater San Antonio Chamber of Commerce; member of the Board of Directors, Executive Committee, and past President of the San Antonio chapter of the National Association of Industrial and Office Parks; a member of the Board of Directors of the San Antonio Economic Development Foundation, and past Chairman of the Board of Trustees of St. Mary's University and its Executive Committee. Mr. Kelley is a member of the Board of Directors and Executive Committee, Vice President of the Board of Directors, and Chairman of the 1994 Friends of Scouting Bexar County Campaign; member of the Board of Trustees of St. Mary's University; member of the Board of Trustees of the Baptist Children's Home of San Antonio and a member of Board of Trustees for the United Way of San Antonio and Bexar County.

       T. Patrick Duncan, 46, is Senior Vice President - Real Estate Operations and Director of USAA Real Estate Company, USAA Real Estate Equities, Inc. and USAA Health Services, Inc. He also serves as Senior Vice President, Director and Vice Chairman of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and Las Colinas Management Company. All of the previously named companies are affiliates of the General Partner. He is a 1972 graduate of the University of Arizona and was awarded the Bachelor of Science Degree with a dual major in Accounting and Finance. Prior to joining USAA in 1986, Mr. Duncan was an audit manager with Deloitte Touche and Company and Comptroller of Trammell Crow Company in Dallas, Texas. Mr. Duncan is a Certified Public Accountant in the states of Texas and Arizona and holds a Texas Real Estate Brokers License. He holds memberships in the Texas and Arizona State Societies of Certified Public Accountants, the International Council of Shopping Centers, the Urban Land Institute, The National Association of Real Estate Investment Trusts and the Pension Real Estate Association. Mr. Duncan serves as Vice Chairman of the Board of Directors of the Daughters of Charity.

       Randal R. Seewald, 43, began his career with USAA in 1976, and is currently Vice President, Director, Secretary and Legal Counsel of USAA Real Estate Development Company, USAA Real Estate Management Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., La Paz, Inc., USAA Equity Advisors, Inc., USAA Health Services, Inc., and Las Colinas Management Company. He is also Vice President, Secretary and Legal Counsel of USAA Real Estate Company, Quorum Real Estate Services Corporation and USAA Real Estate Equities, Inc. Mr. Seewald serves as Vice President, Legal Counsel, Treasurer and Secretary of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Seewald holds a Bachelor of Business Administration from Texas A&M University and a J.D. from St. Mary's University School of Law. He is a member of the State Bar of Texas, the American Bar Association and the San Antonio Bar Association.

       Martha J. Barrow, 48, is Vice President, Administration and Finance, and Treasurer of USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, Quorum Real Estate Services Corporation, USAA Health Services, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate-Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company.

Ms. Barrow serves as President of USAA Equity Advisors, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Barrow joined USAA in June 1983. Prior to joining USAA, she served as a Tax Accountant of La Quinta Motor Inns, Inc. and as Senior Accountant with NL Industries. She is a Certified Public Accountant in the state of Texas and is a member of the Texas Society of Certified Public Accountants. She is a license holder for Securities Registration Series 7, Series 63, and Series
24. Ms. Barrow holds a Bachelor of Business Administration in Accounting from Pan American and a Master of Business Administration from St. Mary's University. She is active in the promotion of activities with Northside Independent School District.

       S. Wayne Peacock, 37, is Vice President, Portfolio Management of USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Quorum Real Estate Services Corporation, USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Equity Advisors, Inc., USAA Real Estate Development Company, and USAA Real Estate-Midwest, Inc. He is also a Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Peacock joined USAA in January 1992. Mr. Peacock has previous real estate experience with Coldwell Banker and Merrill Lynch. He graduated in 1981 from Tulane University, New Orleans, Louisiana, where he received a Bachelor of Arts degree in Economics. Mr. Peacock is a Certified Commercial Investment Manager (CCIM). He holds memberships in the San Antonio Board of Realtors and CCIM.

       David A. Rosales, 39, is Assistant Vice President - Controller for USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, USAA Equity Advisors, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate - Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. He is also Assistant Vice President, Controller and Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Rosales joined USAA in September 1983. He holds a Bachelor of Business Administration from St. Mary's University and a Master of Business Administration from Our Lady of the Lake University. He is a Certified Public Accountant in the state of Texas and holds memberships in the Texas Society of CPAs, the San Antonio chapter of CPAs and the American Institute of CPAs. Mr. Rosales also holds membership in the National Association of Real Estate Companies.
He serves as Chairman of the Board of Communities in Schools-San
Antonio, Inc.

       Susan T. Wallace, 41, is Assistant Vice President - Acquisitions and Dispositions for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and USAA Real Estate Equities, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Wallace attended Bowling Green State University in Bowling Green, Ohio and the University of Cincinnati in Cincinnati, Ohio. From December 1983 until September 1988 she served as Director with USAA Real Estate Company where she was responsible for the identification of equity investments and acquisition of the identified investments. Prior to joining USAA Real Estate Company, she was Project Director and Division Manager for Gibraltar Savings Association of Houston, Texas. Ms. Wallace holds a Texas Real Estate License, is a graduate of the Realtors Institute and is a member of the San Antonio and Texas Board of Realtors, the National Association of Realtors, the National Association of Real Estate Investment Managers and the International Association of Corporate Real Estate Executives. She also serves as President of the Affordable Housing Investors Council.

       David M. Holmes, 35, is Assistant Vice President, Capital Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., and USAA Real Estate-Midwest, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Holmes joined USAA in May 1985. His responsibilities include new property acquisition and capital market activities. He acts as the primary contact for real estate securitization transactions and coordinates contact with banking relationships, alliance partners and other third party development or financing sources. Prior to joining USAA, Mr. Holmes was a tax consultant with Touche Ross & Company in San Antonio. He is a 1982 graduate of Trinity University, San Antonio, Texas, where he received a Bachelor of Business Administration with a concentration in Accounting and Finance and is a Certified Public Accountant in the state of Texas. He has served on the Board of Directors of Big Brothers and Sisters of San Antonio and is a member of the Finance Committee of the San Antonio Public Library.

       John G. Meadows, 51, joined USAA Real Estate Company in December 1984 as Executive Director of Real Estate Asset Management. Currently he serves as Assistant Vice President of Quorum Real Estate Services Corporation and Manager of Southeast Region Property Management and Leasing, Assistant Vice President of USAA Real Estate Company, USAA Real Estate Development Company, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Prior to joining USAA, Mr. Meadows was Assistant Vice President and Trust Officer of M Realty, the commercial real estate division of M Bank (formerly known as

Mercantile National Bank) Dallas, Texas. His responsibilities included acquisitions, leasing management, and dispositions of two open-ended co-mingled real estate investment funds, and leasing management and disposition of all commercial properties held in trust. He received a Bachelor of Science from Texas A&M in 1970 and a Masters Degree from Texas A&M in 1972 in Agricultural Management. Mr. Meadows holds Real Estate Brokers licenses in Texas and Florida.

       Stephen S. King, 39, is Assistant Vice President - Western Real Estate Region of USAA Real Estate Company, L.A. Wilshire One, Inc., La Paz, Inc., USAA Investors I, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Mr. King joined USAA in July 1993. Prior to joining USAA, Mr. King had fifteen years of professional real estate development, construction and management experience. He graduated in 1978 from Texas A&M University, where he received a Bachelor of Arts in Economics. Mr. King is a member of the Institute of Real Estate Management (IREM), the Building Owners and Managers Association (BOMA) and the National Association of Realtors.

Item 11. Executive Compensation

       The directors and officers of the General Partner of the Partnership receive no current or proposed remuneration from the Partnership or the General Partner.

       The General Partner is entitled to receive a share of cash distributions, profits and losses and sales and refinancing proceeds as described under the caption "Management Compensation" at pages 12-15 and "Income and Losses and Cash Distributions" at pages 46-49 of the Prospectus, dated June 8, 1987, filed pursuant to Rule 424(b). Copies of these pages are attached hereto as
Exhibit 99.b and incorporated herein by reference. For the year ended December 31, 1995, the General Partner received cash distributions of $9,166.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management

(a)  Security Ownership of Certain Beneficial Owners

                 Name and
                Address of         Amount and
  Title of      Beneficial      Nature of Beneficial  Percent of
   Class           Owner          Ownership (1)          Class

  Limited     USAA Properties   6,090 Limited          10.1%
  Partnership IV, Inc. (General Partnership Interests
  Interests Partner)(2)
              8000 Robert F. McDermott
              Fwy.,IH 10 West,
              Suite 600
              San Antonio, Texas

       (1) The Amended and Restated Agreement of Limited
           Partnership provides that the General Partner will vote such Interests in the same proportion as all other
           Limited Partners in the event a vote of Limited
           Partners is taken.

       (2) USAA Properties IV, Inc. is a wholly-owned subsidiary of USAA Real Estate Company, which is a wholly-owned subsidiary of USAA Capital Corporation, which is a wholly-owned subsidiary of USAA.


(b)  Security Ownership of Management

   None of the officers and directors of the General Partner of the Partnership beneficially own equity securities of the registrant or any of its parents.

   No arrangements are known to the Partnership which may result in a change of control of the Partnership.

Item 13.   Certain Relationships and Related Transactions


       The Partnership is permitted to engage in various transactions involving the General Partner or its affiliates.

       Pursuant to the Advisory Agreement, the Adviser, an affiliate of the General Partner, can receive, in the aggregate, property acquisition fees of up to 5% of the gross offering proceeds; real estate brokerage commissions of up to 2% of the aggregate selling prices of properties sold; and 9% of adjusted cash flow from operations as its management fee.

       An affiliate of the General Partner, USAA Investment Management Company, received selling commissions equal to 4% of the gross proceeds from sales of limited partnership interests and an expense allowance equal to 2% of the gross offering proceeds for organizational and offering expenses. USAA Investment Management Company may receive a maximum annual advisory fee of 1/2 of 1% of the amount of any temporary investment in a money market fund or mutual fund sponsored by USAA or any affiliate of USAA. A portion of the Partnership's working capital reserve and other available funds were invested in USAA Mutual Fund, Inc.

       An affiliate of the General Partner, Quorum Real Estate
Services Corporation (also known as USAA Realty Company), provides property management and leasing services for the properties and may receive fees of up to 6% of property cash receipts for those services.

   A summary of transactions with affiliates follows for the years ended December 31, 1995, 1994 and 1993:


                      Reimbursement   Interest   Management     Lease      Interest
                     of Expenses (1)   Income       Fees     Commissions  Expense (2)    Total
USAA Mutual
Fund, Inc.:
  1995             $             --        (27)         --           --           --        (27)
  1994                           --       (542)         --           --           --       (542)
  1993                           --     (7,939)         --           --           --     (7,939)

USAA Real Estate
Company:
  1995                      108,885         --      90,376           --      600,000    799,261
  1994                      110,947         --      91,449           --      600,000    802,396
  1993                      107,046         --     129,404           --      600,000    836,450

Quorum Real Estate
Services Corporation:
  1995                       36,559         --      52,802        9,487           --     98,848
  1994                       22,556         --      63,118        8,865           --     94,539
  1993                       13,818         --      58,350       10,588           --     82,756


(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.
(2)  Represents interest expense incurred on a note payable.

                             PART IV


Item 14. Exhibits, Consolidated Financial Statement Schedule and Reports on Form 8-K

       The following documents are filed as part of this report.

(a)     1. Consolidated Financial Statements

           The following consolidated financial statements, notes to consolidated financial statements and independent auditors' report are included in Part II
           Item 8:

           Consolidated Balance Sheets as of
             December 31, 1995 and 1994

           Consolidated Statements of Operations
             for the Years Ended December 31,
             1995, 1994 and 1993

           Consolidated Statements of Partners'
             Equity for the Years Ended
             December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows
             for the Years Ended December 31,
             1995, 1994 and 1993

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

        2. Consolidated Financial Statement Schedule

           Real Estate and Accumulated
             Depreciation as of December 31,
             1995 (Schedule III)

           Independent Auditors' Report

       All other schedules have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the consolidated financial statements or the notes thereto.

Item 14.(a) 3.  Exhibits


         Exhibit
           No.               Description
           3(a)  Restated Certificate and Agreement of
                 Limited Partnership dated as of June 8,
                 1987,attached as Exhibit A to the Partnership's
                 Prospectus dated June 8, 1987 filed pursuant to Rule 424(b), (Regis. No. 33-11892)
                 incorporated herein by this reference.

           27    Financial Data Schedules

          99(a) "Glossary" pages 87-89 contained in the Prospectus dated June 8, 1987, filed as a part of Amendment No. 2 to the Registration Statement on Form S-11 (File No. 33-11892).

          99(b) "Management Compensation" at pages 12-15 and "Income and Losses and Cash Distributions" at pages 46-49 of the Prospectus, dated June 8, 1987, filed as part of Amendment No. 2 to the Registration Statement on Form S-11 (File No. 33-11892).

Item 14. (b)  Reports filed on Form 8-K

    No Current Reports on Form 8-K have been filed during the last quarter covered by this Form 10-K.

SCHEDULE III          USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                         Real Estate and Accumulated Depreciation
                                    December 31, 1995

                                                                            Cost Capitalized
                                                  Initial Cost to              Subsequent to
                                                    Partnership                  Acquisition
                                                           Buildings
  Year of        Date                                         and                        Carrying
Construction   Acquired       Description         Land    Improvements  Improvements      Costs
    1986     July 20, 1987 Linear Technology
                           Office Bldg.,
                           Milpitas, CA      $   777,000    4,936,164        --             --

    1987     Oct. 26, 1987 Eastman Kodak
                           Office Bldg.,
                           San Diego, CA       2,425,416    4,419,437       1,543,630       --

    1987     Dec. 31, 1987 1881 Pine Street
                           Office Bldg.,
                           St. Louis, MO         500,000   12,428,162         730,427       --

    1987     May 31, 1988  Apollo Computer
                           Research and
                           Development
                           Headquarters
                           Building,
                           Chelmsford, MA      4,800,000   26,952,547         523,680       --

                                             $ 8,502,416   48,736,310       2,797,737       --

                                                     Gross Amount at Which
                                                      Carried at Close of
                                                             Period
                                                           Buildings   Total Investment Accumulated    Related
  Year of        Date                                         and        Properties    Depreciation  Mortgages
Construction   Acquired       Description         Land    Improvements     (2)(4)        (1) (3)    Payable (5)
    1986     July 20, 1987 Linear Technology
                           Office Bldg.,
                           Milpitas, CA          777,000    4,936,164       5,713,164    1,384,840      --

    1987     Oct. 26, 1987 Eastman Kodak
                           Office Bldg.,
                           San Diego, CA       2,425,416    5,778,341       8,203,757    2,008,280   1,192,098

    1987     Dec. 31, 1987 1881 Pine Street
                           Office Bldg.,
                           St. Louis, MO       1,012,600   12,645,988      13,658,588    3,317,617      --

    1987     May 31, 1988  Apollo Computer
                           Research and
                           Development
                           Headquarters
                           Building,
                           Chelmsford, MA      4,805,000   27,471,228      32,276,228    6,922,649  15,446,788

                                               9,020,016   50,831,721      59,851,737   13,633,386  16,638,886

Schedule III (continued)

NOTES:
(1) Depreciation is based on a 30 year life, straight-line method for buildings.
(2) Reconciliation of real estate:
    Balance at December 31, 1992                         $ 58,785,294
      Additions during period-improvements                    741,896
    Balance at December 31, 1993                           59,527,190
      Additions during period-improvements                     39,306
    Balance at December 31, 1994                           59,566,496
      Additions during period-improvements                    285,241
    Balance at December 31, 1995                         $ 59,851,737

(3) Reconciliation of accumulated depreciation:
    Balance at December 31, 1992                         $  8,109,450
      Depreciation during period                            1,784,167
    Balance at December 31, 1993                            9,893,617
      Depreciation during period                            1,866,275
    Balance at December 31, 1994                           11,759,892
      Depreciation during period                            1,873,494
    Balance at December 31, 1995                         $ 13,633,386

(4) The aggregate cost of real estate owned by the Partnership at December 31, 1995 for Federal
    Income Tax Purposes is $59,716,910, including $31,767,968 of the Partnership's share of real estate owned by joint venture.
(5) The investment property is pledged as security for the mortgages payable for which there is no recourse to the Partnership.

                  INDEPENDENT AUDITORS' REPORT



THE PARTNERS
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP:


Under date of January 29, 1996, we reported on the consolidated balance sheets of USAA Income Properties IV Limited Partnership and majority-owned joint venture as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                           /S/KPMG PEAT MARWICK LLP
                                           KPMG PEAT MARWICK LLP

San Antonio, Texas
January 29, 1996

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
(Registrant)

By: USAA INCOME PROPERTIES IV, INC.,
General Partner

By: /s/Edward B. Kelley
Edward B. Kelley
Chairman, President,
Chief Operating Officer
and Director

Date: March 28, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Edward B. Kelley                    Date: March 28, 1996
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner


/s/T. Patrick Duncan                   Date: March 28, 1996
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner


/s/Randal R. Seewald                   Date: March 28, 1996
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel

         USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP

                       INDEX TO EXHIBITS


                                                    Sequentially
Exhibit                                               Numbered
  No.                   Description                     Page

  3(a)   Restated Certificate and Agreement
         of Limited Partnership dated as of
         June 8, 1987, attached as Exhibit A
         to the Partnership's Prospectus dated
         June 8, 1987 filed pursuant to Rule 424
         (b), (Regis. No. 33-11892) incorporated
         herein by this reference.

  27     Financial Data Schedules

 99(a)   "Glossary" pages 87-89 contained in the
         Prospectus dated June 8, 1987, filed
         as a part of Amendment No. 2 to the
         Registration Statement on Form S-11 (File
         No. 33-11892).

 99(b)   "Management Compensation" at pages
         12-15 and "Income and Losses and Cash
         Distributions" at pages 46-49 of the
         Prospectus, dated June 8, 1987, filed
         as part of Amendment No. 2 to the Registration
         Statement on Form S-11 (File No. 33-11892).