Form 10-Q
period 1996-03-31
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1996-05-10
CIK 810584

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                             or
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
Condensed Consolidated Balance Sheets



                                                         March 31,
                                                            1996         December 31,
                                                         (Unaudited)         1995
Assets
Rental properties, net                                $   45,743,427       46,218,351
Temporary investments, at cost
   which approximates market value -
      Money market fund                                    2,293,052        2,217,339
Cash                                                          70,804           61,643
   Cash and cash equivalents                               2,363,856        2,278,982

Accounts receivable                                           48,713           81,956
Deferred charges and other assets, at amortized cost         127,256          193,842

                                                      $   48,283,252       48,773,131


Liabilities and Partners' Equity
Mortgages payable                                     $   16,585,669       16,638,886
Note payable to affiliate                                  6,000,000        6,000,000
Accounts payable, including amounts due
   to affiliates of $32,722 and $44,323                       49,520           57,801
Accrued expenses and other liabilities                       269,386          251,595
          Total liabilities                               22,904,575       22,948,282

Minority interest in joint venture                         4,354,137        4,310,989

Partners' equity
   General Partner:
      Capital contribution                                     1,000            1,000
      Cumulative net income                                   50,076           52,678
      Cumulative distributions                              (124,168)        (121,876)
                                                             (73,092)         (68,198)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                   28,432,650       28,432,650
      Cumulative net income                                4,957,566        5,215,136
      Cumulative distributions                           (12,292,584)     (12,065,728)
                                                          21,097,632       21,582,058
         Total Partners' equity                           21,024,540       21,513,860

Commitment (note 3)
                                                      $   48,283,252       48,773,131


See accompanying notes to condensed consolidated financial statements.

                             2

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Operations
Three months ended March 31, 1996 and 1995
(Unaudited)

                                                            1996             1995
Income
Rental income                                         $      911,195        1,279,211
Less direct expenses, including depreciation
   of $474,924 and $467,011                                  534,172          487,436
      Net operating income                                   377,023          791,775
Interest income                                               28,713           34,523
      Total income                                           405,736          826,298

Expenses
General and administrative (note 1)                           81,415           68,848
Management fee (note 1)                                       11,665           21,296
Interest (note 1)                                            529,680          532,867
Minority interest in joint venture earnings                   43,148           45,383
      Total expenses                                         665,908          668,394
Net income (loss)                                     $     (260,172)         157,904

Net income (loss) per limited partnership interest    $        (4.26)            2.58


See accompanying notes to condensed consolidated financial statements.

                             3

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 1996 and 1995
(Unaudited)



                                                            1996             1995
Cash flows from operating activities:
   Net income (loss)                                  $     (260,172)         157,904
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                        474,924          467,011
         Amortization                                          6,027            6,027
         Decrease (increase) in accounts receivable           33,243          (33,450)
         Decrease in deferred charges and other
            assets                                            60,559           72,961
         Increase in accounts payable, accrued expenses
            and other liabilities                              9,510           14,590
         Minority interest in joint venture earnings          43,148           45,383

            Cash provided by operating activities            367,239          730,426

Cash flows used in investing activities-
   Additions to rental properties                                 --           (5,603)

Cash flows from financing activities:
   Repayment of mortgages payable                            (53,217)         (48,795)
   Distributions to co-venturer                                   --         (132,479)
   Distributions to partners                                (229,148)        (229,148)

            Cash used in financing activities               (282,365)        (410,422)

Net increase in cash and cash equivalents                     84,874          314,401

Cash and cash equivalents at beginning of period           2,278,982        2,208,744

Cash and cash equivalents at end of period            $    2,363,856        2,523,145

See accompanying notes to condensed consolidated financial statements.

                              4

Notes to Condensed Consolidated Financial Statements
March 31, 1996
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the three-month period ended March 31, 1996:

                                       Quorum
                         USAA       Real Estate
                      Real Estate     Services
                        Company     Corporation
Reimbursement of
  expenses (a)      $     34,530         10,042
Management fees           11,665         14,984
Lease commissions             --          2,450
Interest expense (b)     149,180             --
    Total           $    195,375         27,476


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b) Represents interest expense at market rate on a note payable.


2.  Other

  Reference is made to the consolidated financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1996 or any other future period.

  The financial information included in this interim report as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

3.  Commitment

  During 1995, the Linear Technology lease was renewed for an additional five years. The original lease expiration has been extended from June 1995 to June 2000. The Partnership has committed to funding approximately $168,500 for tenant improvements to be paid out of the working capital reserve. As of March 31, 1996, none of the allowance had been expended.

  During 1995, the lease with Hewlett-Packard Company at the Apollo Building was renewed for an additional 41 months. The original lease expiration has been extended from December 1996 to May 2000. The Partnership has committed to funding approximately $565,000 to be paid from the working capital reserve. As of March 31, 1996, approximately $108,000 of the allowance had been expended.

                              PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Liquidity and Capital Resources

At March 31, 1996, the Partnership had cash of $70,804 and temporary investments of $2,293,052. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of prepaid rent and property tax accruals.

During the quarter ended March 31, 1996, the Partnership distributed $226,856 to Limited Partners and $2,292 to the General Partner for a total of $229,148. The single tenant lease at 1881 Pine Street expired in May 1995 and substantial expenditures for tenant improvements are anticipated in 1996 as new leases are signed. Linear renewed its lease effective June 1995 for an additional five years with approximately $168,500 in tenant improvement costs and a rental rate decrease to reflect market conditions. Hewlett-Packard renewed its lease at Apollo effective January 1997 for an additional 41 months at a reduced rental rate to reflect current market conditions and with $565,000 in tenant improvement costs. In addition, the Invitrogen lease expires in 1996. Due to significant decreases in 1996 cash flow, distributions will be reduced beginning with the May 1996 distribution.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-month periods ended March 31, 1996 and 1995, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased as of March 31, 1996 as compared to December 31, 1995 due to depreciation. The decrease in accounts receivable at March 31, 1996 was due to collections of receivables from tenants.

Rental income decreased for the three-month period ended March 31, 1996 as compared to March 31, 1995 primarily as a result of MagneTek vacating the 1881 Pine Street property in May 1995 on expiration of the lease. Direct expenses were higher for the three months ended March 31, 1996 as compared to March 31, 1995 as a result of property operating expenses incurred for the vacant 1881 Pine Street property. These expenses were formerly reimbursed by MagneTek under terms of the lease.

Interest income decreased due to lower cash balances for the three months ended March 31, 1996 as compared to the three months ended
March 31, 1995.

General and administrative expenses increased for the three-month period ended March 31, 1996 as compared to the three-month period ended March 31, 1995 due to an increase in charges for preparation of federal and state tax returns and providing tax information to partners. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

Minority interest in joint venture earnings decreased for the three months ended March 31, 1996 due to an increase in depreciation expense at Apollo related to tenant improvements.

PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

                                                      Sequentially
      Exhibit                                           Numbered
        No.             Description                        Page

        4   Restated Certificate and Agreement of
            Limited Partnership dated as of June 8,
            1987, attached as Exhibit A to the
            Partnership's Prospectus dated June 8,
            1987 filed pursuant to Rule 424(b),
            Registration No. 33-11892 incorporated
            herein by this reference.                       --

        27  Financial Data Schedule                         11


(b) During the quarter ended March 31, 1996, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner



May 9, 1996          By:  /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



May 9, 1996          BY:  /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration
                          and Finance/Treasurer