Form 10-Q
period 1996-06-30
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1996-08-12
CIK 810584

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996
                             or
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
Condensed Consolidated Balance Sheets

                                                          June 30,
                                                            1996       December 31,
                                                         (Unaudited)       1995
Assets
Rental properties, net                                $   45,290,665     46,218,351
Temporary investments, at cost
   which approximates market value -
      Money market fund                                    2,079,711      2,217,339
Cash                                                          48,676         61,643
   Cash and cash equivalents                               2,128,387      2,278,982

Accounts receivable                                           43,609         81,956
Deferred charges and other assets, at amortized cost          95,587        193,842

                                                      $   47,558,248     48,773,131


Liabilities and Partners' Equity
Mortgages payable                                     $   16,531,212     16,638,886
Note payable to affiliate                                  6,000,000      6,000,000
Accounts payable, including amounts due
   to affiliates of $27,056 and $44,323                       36,844         57,801
Accrued expenses and other liabilities                        39,213        251,595
          Total liabilities                               22,607,269     22,948,282

Minority interest in joint venture                         4,271,097      4,310,989

Partners' equity
   General Partner:
      Capital contribution                                     1,000          1,000
      Cumulative net income                                   47,852         52,678
      Cumulative distributions                              (125,390)      (121,876)
                                                             (76,538)       (68,198)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                   28,432,650     28,432,650
      Cumulative net income                                4,737,344      5,215,136
      Cumulative distributions                           (12,413,574)   (12,065,728)
                                                          20,756,420     21,582,058
         Total Partners' equity                           20,679,882     21,513,860

Commitment (note 3)
                                                      $   47,558,248     48,773,131


See accompanying notes to condensed consolidated financial statements.

                             2

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Operations
(Unaudited)


                                                        Three Months   Three Months
                                                            Ended          Ended
                                                        June 30, 1996  June 30, 1995
Income
Rental income                                         $      940,804      1,161,480
Less direct expenses, including depreciation
   of $453,384 and $467,736                                  563,104        500,159
      Net operating income                                   377,700        661,321
Interest income                                               28,659         38,376
      Total income                                           406,359        699,697

Expenses
General and administrative (note 1)                           40,050         53,079
Management fee (note 1)                                       10,875         23,637
Interest (note 1)                                            528,440        533,703
Minority interest in joint venture earnings                   49,440         47,002
      Total expenses                                         628,805        657,421
Net income (loss)                                     $     (222,446)        42,276

Net income (loss) per limited partnership interest    $        (3.64)          0.69


                                                         Six Months     Six Months
                                                            Ended          Ended
                                                        June 30, 1996  June 30, 1995
Income
Rental income                                         $    1,851,999      2,440,691
Less direct expenses, including depreciation
   of $928,309 and $934,747                                1,097,275        987,595
      Net operating income                                   754,724      1,453,096
Interest income                                               57,371         72,899
      Total income                                           812,095      1,525,995

Expenses
General and administrative (note 1)                          121,465        121,927
Management fee (note 1)                                       22,540         44,933
Interest (note 1)                                          1,058,120      1,066,570
Minority interest in joint venture earnings                   92,588         92,385
      Total expenses                                       1,294,713      1,325,815
Net income (loss)                                     $     (482,618)       200,180

Net income (loss) per limited partnership interest    $        (7.90)          3.28

See accompanying notes to condensed consolidated financial statements.

                            3

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 1996 and 1995
(Unaudited)

                                                            1996           1995
Cash flows from operating activities:
   Net income (loss)                                  $     (482,618)       200,180
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation                                        928,309        934,747
         Amortization                                          9,884         12,054
         Decrease in accounts receivable                      38,347          3,740
         Decrease in deferred charges and other
            assets                                            88,371        108,681
         Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                  (233,339)        72,623
         Minority interest in joint venture earnings          92,588         92,385

            Cash provided by operating activities            441,542      1,424,410

Cash flows used in investing activities-
   Additions to rental properties                               (623)       (81,448)

Cash flows from financing activities:
   Repayment of mortgages payable                           (107,674)       (98,398)
   Distributions to co-venturer                             (132,480)      (264,959)
   Distributions to partners                                (351,360)      (458,295)

            Cash used in financing activities               (591,514)      (821,652)

Net increase (decrease) in cash and cash equivalents        (150,595)       521,310

Cash and cash equivalents at beginning of period           2,278,982      2,208,744

Cash and cash equivalents at end of period            $    2,128,387      2,730,054


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
June 30, 1996
(Unaudited)

1.   Transactions with Affiliates

     A summary of transactions with affiliates follows for the six-month period ended June 30, 1996:

                                      Quorum
                         USAA       Real Estate
                      Real Estate    Services
                        Company     Corporation
Reimbursement of
  expenses (a)      $     56,935        19,163
Management fees           22,540        25,922
Lease commissions              --        6,377
Interest expense (b)     298,361            --
    Total           $    377,836        51,462


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b) Represents interest expense at market rate on a note payable.


2.  Other

  Reference is made to the consolidated financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining six months of 1996 or any other future period.

  The financial information included in this interim report as of June 30, 1996 and for the three months and six months ended June 30, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

3.  Commitment

  During 1995, the Linear Technology lease was renewed for an additional five years. The original lease expiration has been extended from June 1995 to June 2000. The Partnership has committed to funding approximately $168,500 for tenant improvements to be paid out of the working capital reserve. As of June 30, 1996, none of the allowance had been expended.

  During 1995, the lease with Hewlett-Packard Company at the Apollo Building was renewed for an additional 41 months. The original lease expiration has been extended from December 1996 to May 2000. The Partnership has committed to funding approximately $565,000 to be paid from the working capital reserve. As of June 30, 1996, approximately $108,000 of the allowance had been expended.

                              PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996, the Partnership had cash of $48,676 and temporary investments of $2,079,711. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants.
Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of security deposits and property tax accruals.

During the quarter ended June 30, 1996, the Partnership distributed $120,990 to Limited Partners and $1,222 to the General Partner for a total of $122,212. The single tenant lease at 1881 Pine Street expired in May 1995 and substantial expenditures for tenant improvements are anticipated in 1996 as new leases are signed. Linear Technology renewed its lease effective June 1995 for an additional five years with approximately $168,500 in tenant improvement costs and a rental rate decrease to reflect market conditions. Hewlett-Packard renewed its lease at Apollo effective January 1997 for an additional 41 months at a reduced rental rate to reflect current market conditions and with $565,000 in tenant improvement costs. Due to significant decreases in 1996 cash flow, distributions were reduced in May 1996.

The 1881 Pine Street Building remains vacant; however, negotiations are in progress for two leases for a total of approximately 87,000 square feet of the 106,340 square feet available for lease in the building. Rental rates for new leases will be lower than the rate for the previous tenant, reflecting market conditions in the area surrounding the property.

The Kodak Building is currently 100% leased with Eastman Kodak occupying 34,600 square feet and Invitrogen Corporation occupying the remaining 23,147 square feet. The lease with Invitrogen was scheduled to expire in April 1996; however, the lease has been extended through December 1996. Invitrogen will be relocating at the end of this extension to a new facility they are constructing. In addition, Invitrogen paid a one-time extension fee of $20,000.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the three-month and six-month periods ended June 30, 1996 and 1995, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased as of June 30, 1996 as compared to December 31, 1995 due to depreciation. The decrease in accounts receivable at June 30, 1996 was due to collections of receivables from tenants. The decrease in deferred charges and other assets was primarily a result of a decrease in deferred rent. Accrued expenses and other liabilities decreased as of June 30, 1996 due to a decrease in prepaid rent.

Rental income decreased for the three-month and six-month periods ended June 30, 1996 as compared to the three-month and six-month periods ended June 30, 1995 primarily as a result of MagneTek vacating the 1881 Pine Street property in May 1995 on expiration of the lease. Direct expenses were higher for the three-month and six-month periods ended June 30, 1996 as compared to the same periods ended June 30, 1995 as a result of property operating expenses incurred for the vacant 1881 Pine Street property. These expenses were formerly reimbursed by MagneTek under terms of the lease.

Interest income decreased due to lower cash balances for the three-month and six-month periods ended June 30, 1996 as compared to the three-month and six-month periods ended June 30, 1995.

General and administrative expenses decreased for the three-month period ended June 30, 1996 as compared to the three-month period ended June 30, 1995 due to a decrease in printing charges. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

Minority interest in joint venture earnings increased for the three months ended June 30, 1996 primarily due to a decrease in property interest expense at the Apollo Building as a result of principal balance reductions on the mortgage loan.

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


(b) During the quarter ended June 30, 1996, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner



August 12, 1996      By:  /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



August 12, 1996      BY:  /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration
                          and Finance/Treasurer