Form 10-Q
period 1996-09-30
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1996-11-12
CIK 810584

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                             or
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
Condensed Consolidated Balance Sheets



                                                      September 30,
                                                          1996         December 31,
                                                       (Unaudited)         1995
Assets
Rental properties, net                              $   45,076,844       46,218,351
Temporary investments, at cost
   which approximates market value -
      Money market fund                                  2,029,656        2,217,339
Cash                                                        62,196           61,643
   Cash and cash equivalents (note 3)                    2,091,852        2,278,982

Accounts receivable                                         58,231           81,956
Deferred charges and other assets, at amortized cost       180,057          193,842

                                                    $   47,406,984       48,773,131


Liabilities and Partners' Equity
Mortgages payable                                   $   16,475,797       16,638,886
Note payable to affiliate                                6,000,000        6,000,000
Accounts payable, including amounts due
   to affiliates of $31,624 and $44,323                     89,114           57,801
Accrued expenses and other liabilities                     311,865          251,595
          Total liabilities                             22,876,776       22,948,282

Minority interest in joint venture                       4,187,448        4,310,989

Partners' equity
   General Partner:
      Capital contribution                                   1,000            1,000
      Cumulative net income                                 45,703           52,678
      Cumulative distributions                            (126,612)        (121,876)
                                                           (79,909)         (68,198)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                 28,432,650       28,432,650
      Cumulative net income                              4,524,583        5,215,136
      Cumulative distributions                         (12,534,564)     (12,065,728)
                                                        20,422,669       21,582,058
         Total Partners' equity                         20,342,760       21,513,860

Commitment (note 3)
                                                    $   47,406,984       48,773,131


See accompanying notes to condensed consolidated financial statements.

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Operations
(Unaudited)

                                                      Three Months     Three Months
                                                          Ended            Ended
                                                      September 30,    September 30,
                                                          1996             1995
Income
Rental income                                       $      956,867          911,721
Less direct expenses, including depreciation
   of $448,788 and $469,079                                557,865          545,629
      Net operating income                                 399,002          366,092
Interest income                                             29,946           37,021
      Total income                                         428,948          403,113

Expenses
General and administrative (note 1)                         53,237           41,603
Management fee (note 1)                                     12,670           21,201
Interest (note 1)                                          529,121          534,517
Minority interest in joint venture earnings                 48,831           45,479
      Total expenses                                       643,859          642,800
Net loss                                            $     (214,911)        (239,687)

Net loss per limited partnership interest           $        (3.52)           (3.92)

                                                       Nine Months      Nine Months
                                                          Ended            Ended
                                                      September 30,    September 30,
                                                          1996             1995
Income
Rental income                                       $    2,808,866        3,352,412
Less direct expenses, including depreciation
   of $1,377,096 and $1,403,826                          1,655,139        1,533,225
      Net operating income                               1,153,727        1,819,187
Interest income                                             87,317          109,920
      Total income                                       1,241,044        1,929,107

Expenses
General and administrative (note 1)                        174,702          163,529
Management fee (note 1)                                     35,210           66,134
Interest (note 1)                                        1,587,241        1,601,087
Minority interest in joint venture earnings                141,419          137,864
      Total expenses                                     1,938,572        1,968,614
Net loss                                            $     (697,528)         (39,507)

Net loss per limited partnership interest           $       (11.42)           (0.65)

See accompanying notes to condensed consolidated financial statements.

                             3

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 1996 and 1995
(Unaudited)



                                                          1996             1995
Cash flows from operating activities:
   Net loss                                         $     (697,528)         (39,507)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                    1,377,096        1,403,826
         Amortization                                       13,845           18,081
         Decrease in accounts receivable                    23,725            1,245
         Decrease (increase) in deferred charges and
            other assets                                       (60)         115,386
         Increase in accounts payable, accrued
            expenses and other liabilities                  91,583           31,599
         Minority interest in joint venture earnings       141,419          137,864

            Cash provided by operating activities          950,080        1,668,494

Cash flows used in investing activities-
   Additions to rental properties                         (235,589)         (79,735)

Cash flows from financing activities:
   Repayment of mortgages payable                         (163,089)        (148,831)
   Distributions to co-venturer                           (264,960)        (397,439)
   Distributions to partners                              (473,572)        (687,443)

            Cash used in financing activities             (901,621)      (1,233,713)

Net increase (decrease) in cash and cash equivalents      (187,130)         355,046

Cash and cash equivalents at beginning of period         2,278,982        2,208,744

Cash and cash equivalents at end of period          $    2,091,852        2,563,790


See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
September 30, 1996
(Unaudited)

1.   Transactions with Affiliates

     A summary of transactions with affiliates follows for the nine-month period ended September 30, 1996:

                                         Quorum
                            USAA       Real Estate
                         Real Estate    Services
                           Company     Corporation
Reimbursement of
  expenses (a)         $     85,295        26,259
Management fees              35,210        40,726
Lease commissions                --        24,421
Interest expense (b)        449,180            --
    Total              $    569,685        91,406


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b) Represents interest expense at market rate on a note payable.


2.  Other

  Reference is made to the consolidated financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1995 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining three months of 1996 or any other future period.

  The financial information included in this interim report as of September 30, 1996 and for the three months and nine months ended September 30, 1996 and 1995 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The
  Partnership's annual report includes audited financial statements.

3.  Commitment

  During 1995, the Linear Technology lease was renewed for an additional five years. The original lease expiration has been extended from June 1995 to June 2000. The Partnership has committed to funding approximately $168,500 for tenant improvements to be paid out of the working capital reserve. As of September 30, 1996, none of the allowance had been expended.

  During 1995, the lease with Hewlett-Packard Company at the Apollo Building was renewed for an additional 41 months. The original lease expiration has been extended from December 1996 to May 2000. The Partnership has committed to funding approximately $565,000 to be paid from the working capital reserve. As of September 30, 1996, approximately $108,000 of the allowance had been expended.

                              PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996, the Partnership had cash of $62,196 and temporary investments of $2,029,656. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of security deposits, property tax accruals and prepaid rent.

During the quarter ended September 30, 1996, the Partnership distributed $120,990 to Limited Partners and $1,222 to the General Partner for a total of $122,212. The single tenant lease at 1881 Pine Street expired in May 1995 and substantial expenditures for tenant improvements are anticipated in 1996 and into 1997 as new leases are signed. Linear Technology renewed its lease effective June 1995 for an additional five years with approximately $168,500 in tenant improvement costs and at a decreased rental rate to reflect market conditions. Hewlett-Packard renewed its lease at Apollo effective January 1997 for an additional 41 months at a reduced rental rate to reflect current market conditions and with $565,000 in tenant improvement costs. Due to significant decreases in 1996 cash flow, distributions were reduced in May 1996.

During the third quarter, a five-year lease was signed with Sherwood Medical Company at 1881 Pine Street. Sherwood occupied the building on August 24, 1996 and the lease will expire August 2001. The lease provides for an annual rental rate of approximately $12.75 per square foot for 22,376 square feet of space and annual parking rent of $21,600. In addition to rent, Sherwood will pay their prorata share of operating expenses in excess of their base year of 1996. An allowance for tenant improvements in the approximate amount of $259,600 was provided which was paid out of the working capital reserve of the Partnership. In addition, Sherwood paid a security deposit of $23,774. Negotiations are also in progress with a prospective tenant for approximately 64,000 square feet.

The Kodak Building is currently 100% leased with Eastman Kodak occupying 34,600 square feet and Invitrogen Corporation occupying the remaining 23,147 square feet. The lease with Invitrogen was scheduled to expire in April 1996; however, the lease has been extended through December 1996 for an extension fee of $20,000 paid
by Invitrogen.   It is likely that Invitrogen will request an
extension into 1997 due to delays in the construction of their building. Eastman Kodak's lease is scheduled to expire February 1998. Discussions have commenced regarding the possibility of leasing the entire building.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-month and nine-month periods ended September 30, 1996 and 1995, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties decreased as of September 30, 1996 as compared to December 31, 1995 due to depreciation offset by tenant improvements
at 1881 Pine Street for Sherwood Medical.   Accrued expenses and
other liabilities increased as of September 30, 1996 primarily due to accrued property taxes at Kodak and 1881 Pine Street buildings.

Rental income increased for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 primarily as a result of the Sherwood Medical lease at 1881 Pine Street. Sherwood occupied the building on August 24, 1996. The decrease in rental income for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 was caused by MagneTek vacating the 1881 Pine Street property in May 1995. Direct expenses were higher for the three-month and nine-month periods ended September 30, 1996 as compared to the three-month and nine-month periods ended September 30, 1995 due to property operating expenses at 1881 Pine Street. These expenses were previously paid by MagneTek under terms of the lease.

Interest income decreased due to lower cash balances for the three-month and nine-month periods ended September 30, 1996 as compared to the three-month and nine-month periods ended
September 30, 1995.

General and administrative expenses increased for the three-month and nine-month periods ended September 30, 1996 as compared to the three-month and nine-month periods ended September 30, 1995 as a result of lease commissions paid on the Invitrogen lease renewal at the Kodak building and the Linear Technology lease renewal. The management fee decreased for the three-month and nine-month periods ended September 30, 1996 as compared to the three-month and nine-month periods ended September 30, 1995 due to lower rental income and higher operating expenses at 1881 Pine Street. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

Minority interest in joint venture earnings increased for the three months and nine months ended September 30, 1996 as compared to the three months and nine months ended September 30, 1995 primarily due to a decrease in property interest expense at the Apollo Building as a result of amortization of the principal balance on the mortgage loan.

PART II


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

                                                      Sequentially
      Exhibit                                           Numbered
        No.             Description                        Page

        4   Restated Certificate and Agreement of
            Limited Partnership dated as of June 8,
            1987, attached as Exhibit A to the
            Partnership's Prospectus dated June 8,
            1987 filed pursuant to Rule 424(b),
            Registration No. 33-11892 incorporated
            herein by this reference.                         --

        27  Financial Data Schedule                           12


(b) During the quarter ended September 30, 1996, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner



November 12, 1996    By:  /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



November 12, 1996    BY:  /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration
                          and Finance/Treasurer