Form 10-K405
period 1996-12-31
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-03-25
CIK 810584

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            Form 10-K
(Mark One)
(X) ANNUAL  REPORT  PURSUANT  TO  SECTION   13  OR  15(d)  OF
    THE  SECURITIES EXCHANGE ACT OF 1934   (NO FEE REQUIRED)

For the fiscal year ended     December 31, 1996
                             or
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

         Competitive conditions for the Partnership's properties in 1996 were as follows:

         The Linear Technology Building, located in Milpitas, Santa Clara County, California, is located three miles north of the San Jose Municipal Airport and eight miles from Stanford University.
At December 31, 1996, the building was 100% leased under a triple net lease by Linear Technology Corporation as its corporate headquarters under a lease which expires in 2000. As of December 31, 1996, none of the $168,500 tenant improvement allowance from the 1995 renewal had been expended. Linear Technology provided approximately $379,000 of annual rental income to the Partnership in 1996, $459,000 during 1995 and $561,000 during 1994, which represented approximately 10% of total Partnership rental income for 1996 and 11% for 1995 and 1994.

         The Linear Technology Building is located in the Milpitas submarket of the Silicon Valley. This submarket had approximately 255,000 square feet of available research and development ("R & D") space as of December 31, 1996, with a vacancy rate of approximately 2.5% compared to a 2.7% vacancy rate as of December 31, 1995.

         The Eastman Kodak Building is located in Sorrento Valley, San Diego, California near the intersection of Interstates 5 and
805. At December 31, 1996, the building was 100% occupied, with Kodak occupying 34,600 square feet and Invitrogen Corporation occupying the remaining 23,147 square feet. Kodak's lease expires in February 1998. The lease with Invitrogen was scheduled to expire in April 1996; however, the lease was extended through December 1996. Invitrogen paid an extension fee of $20,000. Invitrogen remained in the building until February 1997, paying holdover rent (200% of December 1996 rent) for January and February 1997. Discussions have commenced with Eastman Kodak regarding the possibility of early lease renewal and leasing the entire building.

         The Kodak Building is located in the Sorrento Valley R & D submarket. The vacancy rate in the submarket was approximately 3% as of the end of 1996 compared to approximately 9.5% as of the end of 1995. Total inventory in the Sorrento Valley R & D submarket was approximately 1.3 million square feet with approximately 37,000 square feet available at the end of 1996.

         The 1881 Pine Street Office Building is located in St. Louis, Missouri near Interstate 44, the Gateway Arch, and Union Station. During 1996 two leases were signed at this property to end the year with 82% of the 106,340 square foot property leased. During the third quarter, a five-year lease was signed with Sherwood Medical Company. Sherwood occupied the building on August 24, 1996 and the lease will expire August 2001. The lease provides for an annual rental rate of $12.75 per square foot for 22,376 square feet of space and provides for annual parking revenue of $21,600. In addition to rent, Sherwood will pay their pro rata share of operating expenses in excess of their base year of 1996. An allowance for tenant improvements of approximately $259,600 was provided which was paid out of the working capital reserve of the Partnership.

         During the fourth quarter, a five-year lease was signed with Busch Creative Services Corporation for 64,805 square feet at 1881 Pine Street. This lease commenced February 1, 1997 and will expire on January 31, 2002. The lease provides for an annual rental rate of approximately $12.25 per square foot and annual parking revenue of $71,400. In addition, this tenant will pay their pro rata share of operating expenses in excess of their base year of 1997. An allowance for tenant improvements of $1,036,880 was provided to be paid out of the working capital reserve of the Partnership.

         The 1881 Pine Street property is located in the Central Business District ("CBD") of the St. Louis office market. The vacancy rate in the CBD at the end of 1996 was approximately 20% as compared to approximately 18% at the end of 1995. Total inventory in the CBD was approximately 12.9 million square feet with approximately 2.5 million square feet available.

         Total inventory in the overall St. Louis office market was approximately 35.3 million square feet at the end of 1996 with approximately 4.8 million square feet available for lease. The vacancy rate in this market was approximately 13% at December 31, 1996 as compared to approximately 12% at December 31, 1995.

         USAA Chelmsford Associates Joint Venture, the joint venture in which the Partnership holds a 55.8% interest, owns and operates the Apollo Computer Research and Development Headquarters Building which is located in Chelmsford, Massachusetts, a suburb of Boston. The property is an office/R & D building and is 100% leased under a triple net lease to Hewlett-Packard Company, successor in interest to Apollo Computer, Inc. During 1995, negotiations with Hewlett-Packard Company resulted in the renewal of their lease for an additional 41 months. The new monthly rental rate of approximately $.57 per square foot for the 291,424 square foot building began January 1997. This rate is lower than the rate paid in 1996 of approximately $.76 per square foot and reflects the current market conditions in the area surrounding the property. An allowance for tenant improvements was provided at a total of approximately $565,000 to be paid from the working capital reserve. During 1996, Hewlett-Packard used approximately $260,000 of the allowance for tenant improvements. Approximately $197,000 remains of the tenant improvement allowance as of December 31, 1996. This tenant provided approximately $2,763,000 of annual rental income to the Partnership in 1996, $2,759,000 in 1995 and $2,761,000 in 1994
which represented approximately 72% of total Partnership rental income for 1996, 65% for 1995 and 54% for 1994.

         The Apollo Computer Building is located within the 495 West submarket of the Boston market. This building is configured in a way that allows it to compete as office or R & D. Total inventory in the submarket was approximately 3.6 million square feet of office space with an occupancy rate of approximately 93% as of December 31, 1996 compared to an occupancy rate of approximately
87% as of the end of 1995. Total inventory of R & D space was approximately 23.8 million square feet as of the end of 1996 with an occupancy of approximately 89% compared to an occupancy rate of approximately 91% as of the end of 1995.

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

Item 2. Properties

         The Partnership owns, either directly or through a joint venture, the properties described below as of December 31, 1996:

         Location                   Description of Property

Milpitas, California        Linear Technology Corporate
                            Headquarters: An office building
                            containing approximately 42,130 net
                            leasable square feet situated on 2.66
                            acres.  At December 31, 1996, the
                            property was 100% occupied and
                            average monthly cash rental was
                            approximately $32,000.  There is no
                            debt on this property.  The
                            Partnership has 100% fee-simple
                            ownership.

San Diego, California       Eastman Kodak Building:  An office
                            building containing approximately
                            57,747 net leasable square feet
                            situated on 4.64 acres.  At December
                            31, 1996, the property was 100%
                            occupied and average monthly cash
                            rental was $49,000.  The mortgage
                            payable on this property is
                            $1,131,500.  The Partnership has 100%
                            fee-simple ownership.

St. Louis, Missouri         1881 Pine Street:  An office building
                            containing approximately 106,340 net
                            leasable square feet situated on
                            approximately 1 acre.  At December
                            31, 1996, the property was 82% leased
                            and average monthly cash rental was
                            $24,000.  There is no debt on this
                            property.  The Partnership has 100%
                            fee-simple ownership.

Chelmsford, Massachusetts   Apollo Computer Research and
                            Development Headquarters Building:
                            An office/research and development
                            facility containing approximately
                            291,424 net leasable square feet
                            situated on 26.651 acres.  At
                            December 31, 1996, the property was
                            100% leased and average monthly cash
                            rental was $235,000.  The mortgage
                            payable on this property is
                            $15,287,583.  This building is 100%
                            owned in fee-simple by USAA
                            Chelmsford Associates Joint Venture.
                            The Partnership holds a 55.8%
                            interest in this joint venture.

See notes 3, 4, 5, 6, 7 and 10 of Notes to Consolidated Financial
Statements in Item 8, for further discussion relating to the properties and encumbrances thereon.

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

       As of December 31, 1996, there were 2,995 Limited Partners of the Partnership, owning an aggregate of 60,495 Interests.

       During the year ended December 31, 1996, quarterly distributions totaling $589,826 and $5,958 were distributed to the Limited Partners and General Partner, respectively, for a total of $595,784 in cash distributions. These distributions represented a return of capital for both the Limited Partners and General
Partner.

       During the year ended December 31, 1995, quarterly distributions totaling $907,425 and $9,166 were distributed to the Limited Partners and General Partner, respectively, for a total of $916,591 in cash distributions. These distributions represented a return of capital for both the Limited Partners and General
Partner.

       Future cash distributions to Limited Partners are currently anticipated.

Item 6.  Selected Financial Data

                  USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                               SELECTED FINANCIAL DATA
              Years Ended December 31, 1996, 1995, 1994, 1993 and 1992
                               1996         1995         1994         1993         1992
Rental Income             $  3,815,441    4,276,734    5,119,505    5,126,096    5,261,380
Interest Income                110,173      144,048       73,388       35,848       43,819
Net Income(Loss)              (887,393)    (267,510)     557,195      622,013      731,669
Net Income(Loss) per Limited
  Partnership Interest (1)      (14.52)       (4.38)        9.12        10.18        11.97
Taxable Income(Loss)          (497,321)     122,089    1,053,107      920,808      979,092
Taxable Income(Loss) per
  Limited Partnerhip
  Interest (1)                   (8.14)        2.00        17.23        15.07        16.02
Cash Distributions             595,784      916,591      916,592    1,191,567    1,649,864
Cash Distributions per
  Limited Partnership
  Interest (2)                    9.75        15.00        15.00        19.50        27.00
Total Assets at Period End  46,907,044   48,773,131   50,430,042   51,237,941   52,386,006
Total Mortgages and Note
  Payable at Period End     22,419,083   22,638,886   22,839,334   23,022,114   23,188,785



     (1) Based on limited partnership interests issued at period end and net income(loss)/taxable income(loss) allocated to Limited Partners.

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash of $226,365 and temporary investments of $977,512. Included in these amounts were the working capital reserve and funds held for payment of current obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for management fees and reimbursable expenses and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted of security deposits and prepaid rent.

During the third quarter of 1996, a five-year lease was signed with Sherwood Medical Company at 1881 Pine Street in St. Louis, Missouri. Sherwood occupied the building on August 24, 1996 and the lease will expire August 2001. The lease provides for an annual rental rate of $12.75 per square foot for 22,376 square feet of space and annual parking revenue of $21,600. In addition to rent, Sherwood will pay their pro rata share of operating expenses in excess of their base year of 1996. An allowance for tenant improvements in the approximate amount of $259,600 was provided which was paid out of the working capital reserve of the Partnership. In addition, Sherwood paid a security deposit of $23,774.

During the fourth quarter of 1996, a five-year lease was signed with Busch Creative Services Corporation for 64,805 square feet at 1881 Pine Street. This lease commenced February 1, 1997 and will expire on January 31, 2002. The lease provides for an annual rental rate of approximately $12.25 per square foot and annual parking revenue of $71,400. In addition, this tenant will pay their pro rata share of operating expenses in excess of their base year of 1997. An allowance for tenant improvements of $1,036,880 was provided to be paid out of the working capital reserve of the Partnership. These two leases at 1881 Pine Street have resulted in 87,181 square feet of the 106,340 square feet leased at December 31, 1996.

During 1995, the lease with Hewlett-Packard Company, the single tenant at the Apollo Building in Chelmsford, Massachusetts was renewed for an additional 41 months. The new monthly rental rate of approximately $.57 per square foot for the 291,424 square foot building began in January 1997. This rate is lower than the rate paid in 1996 of approximately $.76 per square foot and reflects the market conditions in the area surrounding the property. An allowance for tenant improvements was provided at a total of $565,000 to be paid from the working capital reserve. During 1996, Hewlett-Packard used approximately $260,000 of the allowance for tenant improvements. Approximately $197,000 of the tenant improvement allowance remains as of December 31, 1996.

The Kodak Building was 100% occupied at December 31, 1996 with Eastman Kodak occupying 34,600 square feet and Invitrogen Corporation occupying the remaining 23,147 square feet. The lease with Invitrogen was scheduled to expire in April 1996; however, the lease was extended through December 1996.
Invitrogen paid an extension fee of $20,000. Invitrogen remained in the building until February 1997 paying holdover rent (200% of December 1996 rent) for January and February 1997. Eastman Kodak's lease is scheduled to expire February 1998. Discussions have commenced with Eastman Kodak regarding the possibility of renewing early and leasing the entire building.

During the year ended December 31, 1996, quarterly distributions totaling $589,826 and $5,958 were distributed to the Limited Partners and General Partner, respectively for a total of $595,784 in cash distributions. Cash distributions were reduced to $2.00 per unit for the quarter ended March 31, 1996 in order to build working capital reserves to meet the cash requirements needed for tenant improvements and lease commissions at 1881 Pine Street as new leases are signed. In addition, tenant improvements and lease commissions will be required at Kodak due to Invitrogen vacating the premises. Management evaluates reserves and the availability of funds for distribution to Partners on a continuing basis based on anticipated leasing activity and cash flows available from the Partnership investments. Due to the significant amount of the working capital reserve that was used and will be needed for leasing costs at all Partnership properties, the Partnership borrowed $1,200,000 from USAA Real Estate Company, an affiliate of the General Partner, subsequent to year-end to fund working capital needs in 1997.
The $6,000,000 note payable was thereby increased to $7,200,000 with a decrease in the interest rate from 10% to 9%. The maturity date of the note was extended from September 1997 to March 1, 1999.

Future liquidity is expected to result from cash generated from the operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-years ended December 31, 1996, income was generated from rental income from the income-producing real estate properties and from interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages and note payable and various other costs required for administration of the Partnership.

During 1996, 1995 and 1994, two of the Partnership's properties were single-tenant properties with absolute triple net leases. Under an absolute triple net lease, the lessee is required to make all payments for expenses related to the use and occupation of the leased premises, including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, the Partnership received rental income and the lessee absorbed all such expenses on these properties.

Rental properties decreased as of December 31, 1996 as compared to December 31, 1995 due to depreciation, offset by tenant improvements at 1881 Pine Street and Apollo. Cash and cash equivalents decreased as of December 31, 1996 as compared to December 31, 1995 due to payment for tenant improvements. Deferred charges and other assets increased as of December 31, 1996 due to lease commissions at 1881 Pine Street.

Rental income decreased for the year ended 1996 as compared to the year ended 1995 primarily due to the vacancy at 1881 Pine Street. The rental rate decrease at Linear due to the 1995 renewal added to the variance for 1996. Rental income decreased for 1995 as compared to 1994 primarily due to the single tenant at 1881 Pine Street vacating the property in May 1995 upon expiration of the lease. The single tenant provided approximately $1.3 million of rental income during 1994. Also contributing to the decrease in rental income in 1995 was the rent reduction at Linear. The tenant at Linear renewed at a monthly rate of $.75 per square foot for the 42,130 square foot building, which is lower than the previous monthly rate of $1.15 per square foot and reflects the current market conditions in the area surrounding the property.

Depreciation increased for 1995 as compared to 1994 due to improvements at 1881 Pine Street and Kodak. Other direct expenses were higher for 1996 as compared to 1995 due to operating expenses at 1881 Pine Street. 1881 Pine Street incurred legal fees for new leases, expenses for utilities, heating and air conditioning repairs and other building service expenses previously paid by the single tenant. Other direct expenses were higher for 1995 as compared to 1994 as a result of sidewalk repairs, property tax payments and demolition costs at the 1881 Pine Street property to enhance the appearance of the property for showing to prospective tenants. Also contributing to the increase were parking lot repairs at the Apollo Building which was part of the tenant improvement allowance.

Lower cash reserves caused the decrease in interest income for the year ended 1996 as compared to the year ended 1995. Higher interest rates and an increase in cash reserves accounted for the increase in interest income for 1995 as compared to 1994.

General and administrative expenses increased for the year ended 1996 as compared to the year ended 1995 primarily due to lease commission expense. Lease commissions were paid for the Linear Technology lease renewal and the Invitrogen lease renewal at the Kodak Building. General and administrative expenses decreased for 1995 as compared to 1994 due to a reduction in charges for preparation of federal and state tax returns, a reduction in a partnership earnings tax paid to the City of St. Louis and a decrease in printing charges.

The management fee payable to the adviser is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. The decrease in the management fee for 1996 as compared to 1995 was a result of the decrease in revenues and an increase in operating expenses at 1881 Pine Street.

Interest expense decreased in 1996 and 1995 as compared to 1994 due to principal balance reductions.

Minority interest in joint venture earnings increased for the year ended 1996 as compared to the year ended 1995 as a result of an increase in net income of the joint venture property due to decreases in parking lot repairs and interest expense. Minority interest in joint venture earnings decreased for 1995 as compared to 1994 due to a decrease in net income of the joint venture property as a result of parking lot repairs, offset somewhat by a decrease in interest expense.


Inflation

An increase in inflation could affect the Partnership's investments through increases in the costs of operating and maintaining the properties and in various administrative costs of the Partnership operations. The adverse effect inflation may have on operating expenses would be offset to some extent by increases in rental rates charged tenants at the Partnership's properties. If high occupancy levels are maintained at the properties, increases in rental income should offset increasing property operating expenses with minimal effect on operating income.

Item 8.  Financial Statements and Supplementary Data

                  USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1996 AND 1995

                                                          1996          1995
ASSETS
Rental properties, net (notes 3, 4 and 7)           $  45,409,746    46,218,351
Temporary investments, at cost which approximates
market value -
     Money market fund                                    977,512     2,217,339
Cash                                                      226,365        61,643
   Cash and cash equivalents                            1,203,877     2,278,982

Accounts receivable                                        32,715        81,956
Deferred charges and other assets                         260,706       193,842

                                                    $  46,907,044    48,773,131


LIABILITIES AND PARTNERS' EQUITY

Mortgages payable (note 7)                          $  16,419,083    16,638,886
Note payable to affiliate (notes 4, 7 and 8)            6,000,000     6,000,000
Accounts payable, including amounts due
   to affiliates of $29,663 and $44,323                    89,097        57,801
Other liabilities                                         269,410       251,595
         Total liabilities                             22,777,590    22,948,282

Minority interest in joint venture (note 4)             4,098,771     4,310,989

Partners' equity:
   General Partner:
      Capital contribution                                  1,000         1,000
      Cumulative net income                                43,804        52,678
      Cumulative distributions                           (127,834)     (121,876)
                                                          (83,030)      (68,198)
   Limited Partners (60,495 interests):
      Capital contributions, net of offering costs     28,432,650    28,432,650
      Cumulative net income                             4,336,617     5,215,136
      Cumulative distributions                        (12,655,554)  (12,065,728)
                                                       20,113,713    21,582,058
         Total Partners' equity                        20,030,683    21,513,860
                                                    $  46,907,044    48,773,131


See accompanying notes to consolidated financial statements.

                  USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   Years Ended December 31, 1996, 1995 and 1994

                                                          1996          1995          1994
INCOME
Rental income                                       $   3,815,441     4,276,734     5,119,505
Less direct expenses, including
   depreciation of $1,852,360,
   $1,873,494 and $1,866,275                            2,238,144     2,094,869     1,977,988

     Net operating income (note 6)                      1,577,297     2,181,865     3,141,517
Interest income (note 8)                                  110,173       144,048        73,388

         Total income                                   1,687,470     2,325,913     3,214,905


EXPENSES

General and administrative (note 8)                       224,443       197,963       233,198
Management fee (note 8)                                    50,134        90,376        91,449
Interest (notes 7 and 8)                                2,115,064     2,134,420     2,152,088
Minority interest in joint venture
   earnings (note 4)                                      185,222       170,664       180,975
         Total expenses                                 2,574,863     2,593,423     2,657,710

Net income (loss)                                   $    (887,393)     (267,510)      557,195

Net income (loss) per limited partnership interest  $      (14.52)        (4.38)         9.12



See accompanying notes to consolidated financial statements.

                 USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                  Years Ended December 31, 1996, 1995 and 1994

                                                        General       Limited
                                                        Partner       Partners       Total
Balances at December 31, 1993                       $     (52,763)   23,110,121    23,057,358

Net income                                                  5,572       551,623       557,195

Distributions                                              (9,166)     (907,426)     (916,592)

Balances at December 31, 1994                             (56,357)   22,754,318    22,697,961

Net loss                                                   (2,675)     (264,835)     (267,510)

Distributions                                              (9,166)     (907,425)     (916,591)

Balances at December 31, 1995                             (68,198)   21,582,058    21,513,860

Net loss                                                   (8,874)     (878,519)     (887,393)

Distributions                                              (5,958)     (589,826)     (595,784)

Balances at December 31, 1996                       $     (83,030)   20,113,713    20,030,683


See accompanying notes to consolidated financial statements.

                 USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994

                                                          1996          1995          1994
Cash flows from operating activities:
   Net income (loss)                                $    (887,393)     (267,510)      557,195
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation                                   1,852,360     1,873,494     1,866,275
         Amortization                                      20,184        24,108        24,108
         Loss on early retirement of assets                49,395            --            --
         Decrease (increase) in accounts receivable        49,241       (18,451)       12,959
         Decrease (increase) in deferred charges
           and other assets                               (87,048)      133,239       144,745
         Increase (decrease) in accounts payable,
           accrued expenses and other liabilities          49,111        (1,427)      127,383
         Minority interest in joint venture earnings      185,222       170,664       180,975

           Cash provided by operating activities        1,231,072     1,914,117     2,913,640

Cash flows used in investing activities -
   Additions to rental properties                      (1,093,150)     (285,241)      (39,306)

Cash flows from financing activities:
   Repayment of mortgages payable                        (219,803)     (200,448)     (182,780)
   Distributions to co-venturer                          (397,440)     (441,599)     (574,080)
   Distributions to partners                             (595,784)     (916,591)     (916,592)

           Cash used in financing activities           (1,213,027)   (1,558,638)   (1,673,452)

Net increase (decrease) in cash and cash equivalents   (1,075,105)       70,238     1,200,882

Cash and cash equivalents at beginning
   of year                                              2,278,982     2,208,744     1,007,862

Cash and cash equivalents at end of year            $   1,203,877     2,278,982     2,208,744


See accompanying notes to consolidated financial statements.

         USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1996, 1995 and 1994


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

  Rental properties are valued at cost. The carrying amount of a property is not changed for temporary fluctuations in value unless the carrying value is believed to be permanently impaired. In 1995, the Partnership adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("Statement 121"). Statement 121 provides guidance for determining impairment of long-lived assets utilizing undiscounted future cash flows. The assessment for and measurement of impairment is based upon the undiscounted future cash flows and fair value, respectively, of the individual real estate properties. Based on the provisions of Statement 121, the Partnership's long-lived assets, real estate and improvements are not considered impaired. The adoption of Statement 121 had no financial statement impact.

  Depreciation is provided over the estimated useful lives of the properties using the straight-line method. The estimated lives of the buildings and improvements is 30 years (31.5 - 39 years for Federal income tax purposes).

  Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Rental income recognized was $96,237, $142,781 and $148,920 less than the amount due per the lease agreements for the years ended December 31, 1996, 1995 and 1994, respectively.

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

  Cash distributions per limited partnership interest were $9.75 for 1996 and $15.00 for 1995 and 1994, and were based on the limited partnership interests outstanding at each quarter end and the cash distributions allocated to Limited Partners.


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

3. Rental Properties

  Rental properties at December 31 consisted of the following:


                                      1996           1995
    Buildings and improvements    $ 51,856,859     50,831,721
    Land                             9,020,016      9,020,016
                                    60,876,875     59,851,737
    Less accumulated depreciation  (15,467,129)   (13,633,386)
                                  $ 45,409,746     46,218,351


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

  Summary financial information for the joint venture as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 follows:

                             ASSETS
                                         1996        1995
Cash                                $   416,888     346,262
Property, net                        24,288,391  24,957,807
Account receivable                       27,115      74,356
Deferred rent and other assets            4,663      64,102
                                    $24,737,057  25,442,527


                      LIABILITIES AND EQUITY

Liabilities:
Mortgage payable                    $15,287,583  15,446,788
Accounts payable                        167,247     232,946
                                     15,454,830  15,679,734

Equity:
  USAA Income Properties IV
    Limited Partnership               5,183,456   5,451,804
  Co-venturer - affiliate             4,098,771   4,310,989
        Total equity                  9,282,227   9,762,793
                                    $24,737,057  25,442,527


                            OPERATIONS

                          1996          1995        1994

Revenues               $ 2,789,770    2,771,135   2,771,501
Operating expenses         (28,054)     (63,018)    (30,885)
Other expenses              (9,802)      (8,967)     (5,484)
Depreciation              (929,510)    (895,877)   (895,877)
Interest expense        (1,402,970)  (1,416,805) (1,429,437)
   Net income          $   419,434      386,468     409,818


Equity in net income:
  USAA Income Properties IV
   Limited Partnership $   234,212      215,804     228,843
 Co-venturer - affiliate   185,222      170,664     180,975
                       $   419,434      386,468     409,818

Cash distributions:
  USAA Income Properties IV
   Limited Partnership $   502,560      558,401     725,920
 Co-venturer - affiliate   397,440      441,599     574,080
                       $   900,000    1,000,000   1,300,000

5. Minimum Future Rentals

  Operating leases with tenants have remaining terms from one year to five years. Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Consolidated Statements of Operations is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Approximate minimum future rentals are as follows:


            1997             $ 3,750,000
            1998               3,519,000
            1999               3,458,000
            2000               2,102,000
            2001                 984,000
            Thereafter            66,000
                             $13,879,000

6. Triple Net Leases

  During 1996, 1995 and 1994, the Partnership had ownership interests in two office buildings occupied by single tenants. The lease agreements between the tenants and the Partnership were absolute triple net lease arrangements whereby the lessee is required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, net operating income reflected only rental income and excluded all expenses directly related to the operations of the property as payments for such expenses are made directly by the lessee.

7. Mortgages and Note Payable

  Mortgages payable at December 31:

                                          1996           1995

    9.625% first mortgage note,
      payable in monthly install-
      ments of $14,391, including
      interest, due August 1, 2008;
      secured by rental property
      with a depreciated cost of
      approximately $5,902,000.      $  1,131,500     1,192,098

    9.125% first mortgage note,
      due August 1, 2001, interest
      only payable monthly for the
      first five years; interest and
      principal of $130,181 are
      payable monthly for the
      remaining term with a balloon
      payment of $14,361,580; secured
      by rental property with a
      depreciated cost of approxi-
      mately $24,667,000.              15,287,583    15,446,788
                                     $ 16,419,083    16,638,886

  On May 31, 1988, $6,000,000 of the total $9,000,000 Partnership investment in USAA Chelmsford Associates Joint Venture was borrowed from USAA Real Estate Company (note 4). The original unsecured demand note payable had a maturity date of September 1, 1997 and included monthly interest only payments at 10%. Subsequent to year-end, the note was increased to $7,200,000 and was extended to March 1, 1999 with a decrease in the interest rate from 10% to 9%.

  Aggregate maturities of mortgages and note payable for 1997 through 2001 are $241,000, $264,374, $7,489,934, $317,946 and
  $14,582,029 respectively.

  Cash payments for interest expense were $2,115,064, $2,134,420 and $2,152,088 for 1996, 1995 and 1994, respectively.


8.  Transactions with Affiliates

  USAA Real Estate Company (the Adviser) may receive property acquisition fees of up to 5% of gross offering proceeds, real estate brokerage commissions of up to 2% of the aggregate selling prices of properties sold and management fees of 9% of adjusted cash flow from operations.

  Through January 1995, a portion of the Partnership's working capital reserve and other available funds were invested in USAA
  Mutual Fund, Inc. and earned interest thereon at market rates.

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

  A summary of transactions with affiliates follows:

                      Reimbursement   Interest   Management     Lease      Interest
                     of Expenses (1)   Income       Fees     Commissions  Expense (2)    Total
USAA Mutual
Fund, Inc.:
  1996             $             --         --          --           --           --         --
  1995                           --        (27)         --           --           --        (27)
  1994                           --       (542)         --           --           --       (542)

USAA Real Estate
Company:
  1996                      114,171         --      50,134           --      600,000    764,305
  1995                      108,885         --      90,376           --      600,000    799,261
  1994                      110,947         --      91,449           --      600,000    802,396

Quorum Real Estate
Services Corporation:
  1996                       33,042         --      50,894       30,947           --    114,883
  1995                       36,559         --      52,802        9,487           --     98,848
  1994                       22,556         --      63,118        8,865           --     94,539


(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.
(2)  Represents interest expense incurred on a note payable (note 7).

9. Income Taxes

  A reconciliation of financial statement net income (loss) to taxable income (loss) follows:

                                           1996       1995        1994

  Net income (loss)-financial statement
    basis                               $ (887,393)  (267,510)   557,195
  Adjusted by:
    Taxable income over financial
     statement income - USAA
     Chelmsford Associates                  72,054     99,037    227,432
    Increase in deferred rent               36,947     77,506     83,647
    Excess financial statement depreciation
     over tax depreciation                 166,438    233,836    230,903
    Other reconciling items                114,633    (20,780)   (46,070)
  Taxable income (loss)                 $ (497,321)   122,089  1,053,107


10. Major Customer Information

  During 1996, the Partnership recorded approximately $2,763,000 and $379,000 of rental income from single-tenant leases which represented approximately 72% and 10% of total rental income, respectively.

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

  The fair value of mortgages and note payable at December 31, 1996 and 1995 was $21,767,785 and $21,677,908, respectively, and was estimated by discounting the future cash flows using interest rates currently being offered for mortgage loans and notes with similar characteristics and maturities.

                   Independent Auditors' Report

The Partners
USAA Income Properties IV Limited Partnership:

  We have audited the accompanying consolidated balance sheets of USAA Income Properties IV Limited Partnership and majority-owned joint venture as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of USAA Income Properties IV Limited Partnership and majority-owned joint venture as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         /s/KPMG PEAT MARWICK LLP
                                         KPMG PEAT MARWICK LLP


San Antonio, Texas
January 31, 1997

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure

     Not applicable.

                             Part III


Item 10. Directors and Executive Officers of the Registrant

       The General Partner of the Partnership is USAA Properties
IV, Inc., a Texas corporation.

       As of January 1, 1997, the directors and executive officers of the General Partner were as follows:


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

       S. Wayne Peacock          Vice President -
                                 Portfolio Management

       David A. Rosales          Assistant Vice President -
                                 Controller

       Susan T. Wallace          Assistant Vice President -
                                 Acquisitions and Dispositions

       David M. Holmes           Assistant Vice President -
                                 Capital Investments


       Stephen S. King           Assistant Vice President -
                                 Western Region

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

       The age and business experience of each of the directors and executive officers of the General Partner is as follows:

       Edward B. Kelley, 56, joined USAA in April 1989 and is Vice Chairman, President, Chief Executive Officer and Director of USAA Real Estate Company and Chairman, President, Chief Executive Officer and Director of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate - Midwest, Inc., and Las Colinas Management Company. He also serves as Chief Executive Officer, President and Director of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. Mr. Kelley is also Chairman of the Board, Chief Executive Officer and Director of USAA Equity Advisors, Inc. Mr. Kelley serves as President and Director of USAA Health Services, Inc. All of the previously named companies are affiliates of the General Partner. He graduated from St. Mary's University of San Antonio, Texas with a Bachelor of Business Administration Degree in Finance in 1964 and was awarded a Master of Business Administration Degree, in Finance, by Southern Methodist University, Dallas, Texas in 1967. Mr. Kelley was employed by Barshop Enterprises, Inc., of San Antonio, Texas from July 1980 until April 1989 where he was President and an Advisory Director of Barshop Enterprises, Inc. and its corporate subsidiaries. The Barshop group of companies is engaged in the development, management and ownership of commercial real estate properties in San Antonio and other Texas cities. He is past Chairman of the Board and a member of the Executive Committee of the Greater San Antonio Chamber of Commerce; past member of the Board of Directors, Executive Committee, and past President of the San Antonio chapter of the National Association of Industrial and Office Parks; past member of the Board of Directors of the San Antonio Economic Development Foundation, and past Chairman of the Board of Trustees of St. Mary's University and its Executive Committee. Mr. Kelley is a member of the Board of Directors and Executive Committee, Vice President of the Board of Directors, and Chairman of the 1994 Friends of Scouting Bexar County Campaign, as well as the President of the Alamo Area Council of Boy Scouts of America; member of the Board of Trustees of St. Mary's University; member of the Board of Trustees of the Baptist Children's Home of San Antonio; member of the Board of Directors of the San Antonio Economic Development Foundation; member of Board of Trustees for the United Way of San Antonio and Bexar County; and a member of the Board of Directors of the American Industrial Properties REIT
(AIP).

       T. Patrick Duncan, 47, is Senior Vice President - Real Estate Operations and Director of USAA Real Estate Company, USAA Real Estate Equities, Inc. and USAA Health Services, Inc. He also serves as Senior Vice President, Director and Vice Chairman of USAA Real Estate Development Company, USAA Real Estate Management Company, Quorum Real Estate Services Corporation, USAA Properties Fund, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., La Paz, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and Las Colinas Management Company. All of the previously named companies are affiliates of the General Partner. He is a 1972 graduate of the University of Arizona and was awarded the Bachelor of Science Degree with a dual major in Accounting and Finance. Prior to joining USAA in 1986, Mr. Duncan was an audit manager with Deloitte Touche and Company and Comptroller of Trammell Crow Company in Dallas, Texas. Mr. Duncan is a Certified Public Accountant and holds a Texas Real Estate Brokers License. He holds memberships in the Texas and Arizona State Boards of Accounting, the Texas and Arizona State Societies of Certified Public Accountants, the International Council of Shopping Centers, the Urban Land Institute, The National Association of Real Estate Investment Managers and the Pension Real Estate Association. Mr. Duncan serves on the Board of Trustees and is Chairman of the Finance Committee of the Daughters of Charity; and Board member of the North San Antonio Chamber of Commerce, as well as Chairman of its Governmental Affairs Council. Mr. Duncan is a Board member of Meridian Industrial Trust and American Industrial Trust, two public REITs traded on the New York Stock Exchange. Mr. Duncan serves on various committees of these two entities.

       Randal R. Seewald, 43, began his career with USAA in 1976, and is currently Vice President, Director, Secretary and Legal Counsel of USAA Real Estate Development Company, USAA Real Estate Management Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., Quorum Real Estate Services Corporation, USAA Real Estate-Midwest, Inc., La Paz, Inc., USAA Equity Advisors, Inc., USAA Health Services,

Inc., and Las Colinas Management Company. He is also Vice President, Secretary and Legal Counsel of USAA Real Estate Company and USAA Real Estate Equities, Inc. Mr. Seewald serves as Vice President, Legal Counsel, Treasurer and Secretary of Fiesta Texas Showpark, Inc., La Cantera Development Company and La Cantera Hospitality, Inc. All of the previously named companies are affiliates of the General Partner. Mr. Seewald holds a Bachelor of Business Administration from Texas A&M University and a J.D. from St. Mary's University School of Law. He is a member of the State Bar of Texas, the American Bar Association, the San Antonio Bar Association, and the American Corporate Counsel Association.

       Martha J. Barrow, 49, is Vice President, Administration and Finance, and Treasurer of USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, Quorum Real Estate Services Corporation, USAA Health Services, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate-Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. Ms. Barrow serves as President of USAA Equity Advisors, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Barrow joined USAA in June 1983. Prior to her joining USAA, she served as a Tax Accountant of La Quinta Motor Inns, Inc. and as Senior Accountant with NL Industries. She is a Certified Public Accountant in the state of Texas and is a member of the Texas Society of Certified Public Accountants and the American Institute of Certified Public Accounts. She is a license holder for Securities Registration Series 7, Series 63, and Series 24. Ms. Barrow holds a Bachelor of Business Administration in Accounting from Pan American University and an Master of Business Administration from St. Mary's University. She is a member of the National Association of Real Estate Investment Managers (NAREIM), the National Council of Real Estate Investment Fiduciaries (NCREIF), and the American Real Estate Society
(ARES).

       S. Wayne Peacock, 38, is Vice President, Portfolio Management of USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., Quorum Real Estate Services Corporation, USAA Real Estate Equities, Inc., Alhambra Gables One, Inc., L. A. Wilshire One, Inc., USAA Equity Advisors, Inc., USAA Real Estate Development Company, and USAA Real Estate-Midwest, Inc. He is also a Director of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Peacock joined USAA in January 1992. Mr. Peacock has previous real estate experience with Coldwell Banker and Merrill Lynch. He graduated in 1981 from Tulane University, New Orleans, Louisiana, where he received a Bachelor of Arts degree in Economics. Mr. Peacock is a Certified Commercial Investment

Manager (CCIM).  He holds memberships in the San Antonio Board of
Realtors and CCIM.

       David A. Rosales, 40, is Assistant Vice President - Controller for USAA Real Estate Company, Alhambra Gables One, Inc., L.A. Wilshire One, Inc., La Paz, Inc., Las Colinas Management Company, USAA Equity Advisors, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Real Estate - Midwest, Inc., USAA Real Estate Development Company, USAA Real Estate Equities, Inc., and USAA Real Estate Management Company. He is also Assistant Vice President, Controller of Quorum Real Estate Services Corporation. All of the previously named companies are affiliates of the General Partner. Mr. Rosales joined USAA in September 1983. He holds a Bachelor of Business Administration from St. Mary's University and an Master of Business Administration from Our Lady of the Lake University. He is a Certified Public Accountant in the state of Texas and holds memberships in the Texas Society of CPAs, the San Antonio chapter of CPAs and the American Institute of CPAs. Mr. Rosales also holds memberships in the National Association of Real Estate Companies and the National Council of Real Estate Investments Fiduciaries. He serves as Chairman of the Board of Communities in Schools-San Antonio, Inc.

       Susan T. Wallace, 42, is Assistant Vice President, Real Estate Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc.,
L. A. Wilshire One, Inc., USAA Real Estate-Midwest, Inc., and USAA Real Estate Equities, Inc. All of the previously named companies are affiliates of the General Partner. Ms. Wallace attended Bowling Green State University in Bowling Green, Ohio and the University of Cincinnati in Cincinnati, Ohio. From December 1983 until September 1988 she served as Director with USAA Real Estate Company where she was responsible for the identification of equity investments and acquisition of the identified investments. Prior to joining USAA Real Estate Company, she was Project Director and Division Manager for Gibraltar Savings Association of Houston, Texas. Ms. Wallace holds a Texas Real Estate License, is a graduate of the Realtors Institute and is a member of the San Antonio and Texas Board of Realtors, the National Association of Realtors, the National Association of Real Estate Investment Managers and the International Association of Corporate Real Estate Executives. Ms. Wallace serves on the Board of Governors for the Affordable Housing Investors Council.

         David M. Holmes, 36, is Assistant Vice President, Capital Investments for USAA Real Estate Company, USAA Properties Fund, Inc., USAA Properties II, Inc., USAA Properties III, Inc., USAA Properties IV, Inc., USAA Investors I, Inc., USAA Investors II, Inc., USAA Equity Advisors, Inc., Alhambra Gables One, Inc., L.A. Wilshire One, Inc., and USAA Real Estate-Midwest, Inc. All of the previously named companies are affiliates of the General

Partner. Mr. Holmes joined USAA in May 1985. His responsibilities include new property acquisition and capital market activities. Mr. Holmes currently oversees over 2 million square feet of office and industrial development. He also acts as the primary contact for real estate securitization transactions and coordinates contact with banking relationships, alliance partners and other third party development or financing sources. Prior to joining USAA, Mr. Holmes was a tax consultant for Touche Ross & Company in San Antonio. He is a 1982 graduate of Trinity University, San Antonio, Texas, where he received a Bachelor of Business Administration with a concentration in Accounting and Finance and is a Certified Public Accountant. He has served on the Board of Directors of Big Brothers and Sisters of San Antonio and as a member of the Finance Committee of the San Antonio Public Library.

       Stephen S. King, 40, is Assistant Vice President -
Western Region of USAA Real Estate Company, L.A. Wilshire One, Inc., La Paz, Inc., USAA Investors I, Inc., USAA Properties III, Inc., and USAA Properties IV, Inc. All of the previously named companies are affiliates of the General Partner. Mr. King joined USAA in July 1993. Prior to joining USAA, Mr. King had fifteen years of professional real estate development, construction and management experience. He graduated in 1978 from Texas A&M University, where he received a Bachelor of Arts in Economics. Mr. King is a licensed California Broker, a member of the Institute of Real Estate Management (IREM), the Building Owners and Managers Association (BOMA), the National Association of Realtors, and the Lincoln Club of Orange County.

Item 11. Executive Compensation

       The directors and officers of the General Partner of the Partnership receive no current or proposed remuneration from the Partnership or the General Partner.

       The General Partner is entitled to receive a share of cash distributions, profits and losses and sales and refinancing proceeds as described under the caption "Management Compensation" at pages 12-15 and "Income and Losses and Cash Distributions" at pages 46-49 of the Prospectus, dated June 8, 1987, filed pursuant to Rule 424(b). Copies of these pages are attached hereto as
Exhibit 99.b and incorporated herein by reference. For the year ended December 31, 1996, the General Partner received cash distributions of $5,958.


Item 12. Security Ownership of Certain Beneficial Owners and
         Management

(a)  Security Ownership of Certain Beneficial Owners

                 Name and
                Address of         Amount and
  Title of      Beneficial      Nature of Beneficial  Percent of
   Class           Owner          Ownership (1)          Class

  Limited     USAA Properties   6,110 Limited          10.1%
  Partnership IV, Inc. (General Partnership Interests
  Interests   Partner)(2)
              8000 Robert F. McDermott
              Fwy.,IH 10 West,
              Suite 600
              San Antonio, Texas

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

   A summary of transactions with affiliates follows for the years ended December 31, 1996, 1995 and 1994:

                      Reimbursement   Interest   Management     Lease      Interest
                     of Expenses (1)   Income       Fees     Commissions  Expense (2)    Total
USAA Mutual
Fund, Inc.:
  1996             $             --         --          --           --           --         --
  1995                           --        (27)         --           --           --        (27)
  1994                           --       (542)         --           --           --       (542)

USAA Real Estate
Company:
  1996                      114,171         --      50,134           --      600,000    764,305
  1995                      108,885         --      90,376           --      600,000    799,261
  1994                      110,947         --      91,449           --      600,000    802,396

Quorum Real Estate
Services Corporation:
  1996                       33,042         --      50,894       30,947           --    114,883
  1995                       36,559         --      52,802        9,487           --     98,848
  1994                       22,556         --      63,118        8,865           --     94,539


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

(a)     1. Consolidated Financial Statements

           The following consolidated financial statements, notes to consolidated financial statements and independent auditors' report are included in Part II
           Item 8:

           Consolidated Balance Sheets as of
             December 31, 1996 and 1995

           Consolidated Statements of Operations
             for the Years Ended December 31,
             1996, 1995 and 1994

           Consolidated Statements of Partners'
             Equity for the Years Ended
             December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows
             for the Years Ended December 31,
             1996, 1995 and 1994

           Notes to Consolidated Financial Statements

           Independent Auditors' Report

        2. Consolidated Financial Statement Schedule

           Real Estate and Accumulated
             Depreciation as of December 31,
             1996 (Schedule III)

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

           27         Financial Data Schedule

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

SCHEDULE III      USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                     Real Estate and Accumulated Depreciation
                                 December 31, 1996
                                                                                 Cost Capitalized
                                                      Initial Cost to              Subsequent to
                                                        Partnership                  Acquisition
                                                           Buildings
  Year of        Date                                         and                        Carrying
Construction   Acquired       Description         Land    Improvements  Improvements      Costs
    1986     July 20, 1987 Linear Technology
                           Office Bldg.,
                           Milpitas, CA      $   777,000    4,936,164        --             --

    1987     Oct. 26, 1987 Eastman Kodak
                           Office Bldg.,
                           San Diego, CA       2,425,416    4,419,437       1,543,630       --

    1987     Dec. 31, 1987 1881 Pine Street
                           Office Bldg.,
                           St. Louis, MO         500,000   12,428,162       1,563,482       --

    1987     May 31, 1988  Apollo Computer
                           Research and
                           Development
                           Headquarters
                           Building,
                           Chelmsford, MA      4,800,000   26,952,547         783,775       --

                                             $ 8,502,416   48,736,310       3,890,887       --

                                                          Gross Amount at Which
                                                          Carried at Close of
                                                             Period
                                                           Buildings   Total Investment Accumulated    Related
  Year of        Date                                         and        Properties    Depreciation  Mortgages
Construction   Acquired       Description         Land    Improvements     (2)(4)        (1) (3)    Payable (5)
    1986     July 20, 1987 Linear Technology
                           Office Bldg.,
                           Milpitas, CA          777,000    4,936,164       5,713,164    1,549,380      --

    1987     Oct. 26, 1987 Eastman Kodak
                           Office Bldg.,
                           San Diego, CA       2,425,416    5,778,341       8,203,757    2,302,058   1,131,500

    1987     Dec. 31, 1987 1881 Pine Street
                           Office Bldg.,
                           St. Louis, MO       1,012,600   13,411,031      14,423,631    3,745,877      --

    1987     May 31, 1988  Apollo Computer
                           Research and
                           Development
                           Headquarters
                           Building,
                           Chelmsford, MA      4,805,000   27,731,323      32,536,323    7,869,814  15,287,583

                                               9,020,016   51,856,859      60,876,875   15,467,129  16,419,083

Schedule III (continued)

NOTES:
(1) Depreciation is based on a 30 year life, straight-line method for buildings.  Tenant improvements are amortized over the life of the related lease, straight-line method.
(2) Reconciliation of real estate:
    Balance at December 31, 1993                         $ 59,527,190
      Additions during period-improvements                     39,306
    Balance at December 31, 1994                           59,566,496
      Additions during period-improvements                    285,241
    Balance at December 31, 1995                           59,851,737
      Additions during period-improvements                  1,093,150
      Deductions during period-retirements                    (68,012)
    Balance at December 31, 1996                         $ 60,876,875

(3) Reconciliation of accumulated depreciation:
    Balance at December 31, 1993                         $  9,893,617
      Depreciation during period                            1,866,275
    Balance at December 31, 1994                           11,759,892
      Depreciation during period                            1,873,494
    Balance at December 31, 1995                           13,633,386
      Depreciation during period                            1,852,360
      Deductions during period-retirements                    (18,617)
    Balance at December 31, 1996                         $ 15,467,129

(4) The aggregate cost of real estate owned by the Partnership at December 31, 1996 for Federal income tax purposes is $60,813,121, including $32,028,062 of the Partnership's share of real estate owned by joint venture.
(5) The investment property is pledged as security for the mortgages payable for which there is no recourse to the Partnership.

                  INDEPENDENT AUDITORS' REPORT



THE PARTNERS
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP:


Under date of January 31, 1997, we reported on the consolidated balance sheets of USAA Income Properties IV Limited Partnership and majority-owned joint venture as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related consolidated financial statement schedule as listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on the consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                        /s/KPMG PEAT MARWICK LLP
                                        KPMG PEAT MARWICK LLP

San Antonio, Texas
January 31, 1997

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

Date: March 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Edward B. Kelley                    Date: March 25, 1997
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Operating Officer
of the General Partner


/s/T. Patrick Duncan                   Date: March 25, 1997
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner


/s/Randal R. Seewald                   Date: March 25, 1997
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel

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

  27     Financial Data Schedule

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