Form 10-Q
period 1997-03-31
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-05-12
CIK 810584

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                             or
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
Condensed Consolidated Balance Sheets



                                                               March 31,
                                                                  1997        December 31,
                                                              (Unaudited)         1996
Assets
Rental properties, net                                      $  45,594,652      45,409,746
Temporary investments, at cost
   which approximates market value -
      Money market fund                                         1,504,817         977,512
Cash                                                              102,445         226,365
   Cash and cash equivalents                                    1,607,262       1,203,877

Accounts receivable                                               193,928          32,715
Deferred charges and other assets, at amortized cost              340,688         260,706

                                                            $  47,736,530      46,907,044


Liabilities and Partners' Equity
Mortgages payable                                           $  16,360,520      16,419,083
Note payable to affiliate                                       7,200,000       6,000,000
Accounts payable, including amounts due
   to affiliates of $33,872 and $29,663                           219,576          89,097
Accrued expenses and other liabilities                            351,831         269,410
          Total liabilities                                    24,131,927      22,777,590

Minority interest in joint venture                              4,004,848       4,098,771

Partners' equity:
   General Partner:
      Capital contribution                                          1,000           1,000
      Cumulative net income                                        40,717          43,804
      Cumulative distributions                                   (129,056)       (127,834)
                                                                  (87,339)        (83,030)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                        28,432,650      28,432,650
      Cumulative net income                                     4,030,988       4,336,617
      Cumulative distributions                                (12,776,544)    (12,655,554)
                                                               19,687,094      20,113,713
         Total Partners' equity                                19,599,755      20,030,683
                                                            $  47,736,530      46,907,044


See accompanying notes to condensed consolidated financial statements.

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Operations
Three months ended March 31, 1997 and 1996
(Unaudited)



                                                                  1997            1996
Income
Rental income                                               $   1,006,436         961,042
Interest income                                                    12,305          28,713
      Total income                                              1,018,741         989,755

Expenses
Direct expenses, $22,882 and $25,026
   to affiliates (note 1)                                         218,339         109,095
Depreciation                                                      520,260         474,924
General and administrative, $68,470 and
   $36,980 to affiliates (note 1)                                 102,305          81,415
Management fee to affiliate (note 1)                               13,557          11,665
Interest, $152,022 and $149,180                                   527,175         529,680
   to affiliate (note 1)
Minority interest in joint venture earnings                       (54,179)         43,148
      Total expenses                                            1,327,457       1,249,927
Net loss                                                    $    (308,716)       (260,172)

Net loss per limited partnership interest                   $       (5.05)          (4.26)


See accompanying notes to condensed consolidated financial statements.

USAA Income Properties IV Limited Partnership
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 1997 and 1996
(Unaudited)



                                                                  1997            1996
Cash flows from operating activities:
   Net loss                                                 $    (308,716)       (260,172)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                             520,260         474,924
         Amortization                                              12,954           6,027
         Decrease (increase) in accounts receivable              (161,213)         33,243
         Decrease (increase) in deferred charges and
            other assets                                          (92,936)         60,559
         Increase in accounts payable, accrued
            expenses and other liabilities                        212,900           9,510
         Minority interest in joint venture earnings              (54,179)         43,148

            Cash provided by operating activities                 129,070         367,239

Cash flows used in investing activities-
   Additions to rental properties                                (705,166)            --

Cash flows from financing activities:
   Repayment of mortgages payable                                 (58,563)        (53,217)
   Distributions to co-venturer                                   (39,744)            --
   Distributions to partners                                     (122,212)       (229,148)
   Proceeds from issuance of note payable                       1,200,000             --

            Cash provided by (used in) financing activities       979,481        (282,365)

Net increase in cash and cash equivalents                         403,385          84,874

Cash and cash equivalents at beginning of period                1,203,877       2,278,982

Cash and cash equivalents at end of period                  $   1,607,262       2,363,856

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
March 31, 1997
(Unaudited)

1.  Transactions with Affiliates

    A summary of transactions with affiliates follows for the three-month period ended March 31, 1997:


                                      Quorum
                       USAA        Real Estate
                    Real Estate      Services
                      Company      Corporation
Reimbursement of
  expenses (a)    $     41,741           10,557
Management fees         13,557           12,325
Lease commissions           --           26,729
Interest expense (b)   152,022               --
    Total         $    207,320           49,611


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b) Represents interest expense at market rate on a note payable.


2.  Other

  Reference is made to the consolidated financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1997 or any other future period.

  The financial information included in this interim report as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

  Certain 1996 balances have been reclassified to conform to the 1997 presentation.

                              PART I

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash of $102,445 and temporary investments of $1,504,817. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of security deposits, property tax accruals and prepaid rent.

During the quarter ended March 31, 1997, the Partnership distributed $120,990 to Limited Partners and $1,222 to the General Partner for a total of $122,212.

A significant amount of the working capital reserve was used during 1996 and will be needed in 1997 for leasing costs at the Partnership properties. During the first quarter of 1997, the Partnership borrowed $1,200,000 from USAA Real Estate Company (the Adviser) to fund working capital needs in 1997. The $6,000,000 note payable was thereby increased to $7,200,000 with a decrease in the interest rate from 10% to 9%. The maturity date of the note payable was extended from September 1, 1997 to March 1, 1999.

At March 31, 1997, the Kodak Building was 61% occupied by Eastman Kodak. Eastman Kodak's lease is scheduled to expire February 1998. Discussions continue with Eastman Kodak regarding early renewal and the possibility of leasing the entire building. The lease with Invitrogen Corporation was scheduled to expire December 31, 1996; however, Invitrogen remained in the building until February 1997 paying holdover rent (200% of December 1996 rent) for January and February. Water infiltration has been discovered at the Kodak Building which has caused damage to a portion of the ground floor tiles, exterior walls and slab joints. Remediation alternatives are being sought with costs estimated to be approximately $120,000 to be funded from the working capital reserve of the Partnership.

During the first quarter of 1997, a sixty-two month lease was signed at 1881 Pine Street for 8,350 rentable square feet. This resulted in 90% of the building being leased at March 31, 1997.
The lease commenced May 1, 1997 and will terminate on June 30, 2002. The lease provides for an annual rental rate beginning at $16.00 per square foot. In addition, this tenant will pay their pro rata share of operating expenses in excess of a 1997 base year.

The Partnership provided approximately $133,600 of tenant improvements to be paid out of the working capital reserve of the Partnership.

During 1995, the lease with Hewlett-Packard Company, the single tenant at the Apollo Building in Chelmsford, Massachusetts was renewed for an additional 41 months. The new monthly rental rate of approximately $.57 per square foot net for the 291,454 square foot building began January 1, 1997. This rate is lower than the rate paid in 1996 of approximately $.76 per square foot net and reflects the market conditions in the area surrounding the property at the time of the lease renewal. An allowance for tenant improvements was provided for a total of $565,000 to be paid from the working capital reserve. During the first quarter of 1997, Hewlett-Packard used approximately $81,000 of the allowance. Approximately $116,000 of the allowance remains. Hewlett-Packard has announced plans to relocate its workstation group out of Massachusetts. They also announced plans to sublease the top floor of the Apollo Building.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-month periods ended March 31, 1997 and 1996, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgages payable and various other costs required for administration of the Partnership.

Rental properties increased as of March 31, 1997 as compared to December 31, 1996 due to tenant improvements at 1881 Pine Street for Busch Creative Services, Inc. and at the Apollo Building for Hewlett-Packard, offset by depreciation. Cash and cash equivalents and the note payable to affiliate increased as of March 31, 1997 due to borrowing from the Adviser to fund working capital needs. See "Liquidity and Capital Resources". Accounts receivable was higher at March 31, 1997 due to a receivable from a tenant at 1881 Pine Street for tenant improvements over the allowance. Deferred charges and other assets increased as a result lease commissions paid at 1881 Pine Street. Accounts payable was higher at March 31, 1997 due to timing in the payment of tenant improvements. Accrued expenses and other liabilities increased primarily due to an increase in property taxes at 1881 Pine Street.

Rental income increased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31,1996. Rental income at the Kodak Building increased by approximately $14,000 due to Invitrogen paying holdover rent for January and February 1997. Rental income at 1881 Pine Street increased by approximately $219,000 due to occupancy going from 100% vacant to 82% occupied at March 31, 1997. Offsetting these increases in rental income was a decrease in rental income at the Apollo Building. The 1995 lease renewal became effective January 1, 1997, decreasing monthly rental income from approximately $.76 per square foot to approximately $.57 per square foot resulting in a decrease for the three-month period ended March 31, 1997 of approximately $189,000.

Interest income decreased due to lower cash balances for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996.

Direct expenses were higher for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 due to operating expenses at 1881 Pine Street. Expenses were minimal for the three-month period ended March 31, 1996 due to the building being 100% vacant. For the three-month period ended March 31, 1997, 1881 Pine Street incurred expenses for utilities, heating and air conditioning repairs, cleaning and other building services. Also contributing to the increase was an increase in the property tax accrual. 1881 Pine Street was under a redevelopment real estate tax incentive program which expired December 31, 1996. The 1996 tax payment was approximately $23,000 compared to an estimate for 1997 taxes of approximately $212,000.

Depreciation increased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 due to tenant improvements at 1881 Pine Street and Apollo offset by a decrease at Kodak caused by tenant improvements for Invitrogen being fully depreciated in April 1996.

General and administrative expenses increased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 due to lease commission expense at 1881 Pine Street for the new leases and at Apollo for the lease renewal. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

Minority interest in joint venture earnings decreased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 due to a net loss for the joint venture property for the three-month period ended March 31, 1997. Rental income at the Apollo Building decreased based on the lease renewal effective January 1, 1997.

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


(b) During the quarter ended March 31, 1997, there were no Current Reports on Form 8-K filed.

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


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner



May 12, 1997         By:  /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



May 12, 1997         BY:  /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration
                          and Finance/Treasurer