Form 10-Q
period 1997-06-30
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-08-12
CIK 810584

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997
                             or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [X] Yes  [  ]No

                             PART I

                 Item 1.  Financial Statements

USAA Income Properties IV Limited Partnership
Condensed Consolidated Balance Sheets

                                                                        June 30,
                                                                          1997            December 31,
                                                                      (Unaudited)             1996
Assets
Rental properties, net                                                 $ 45,365,342          45,409,746
Temporary investments, at cost
   which approximates market value -
      Money market fund                                                   1,097,639             977,512
Cash                                                                         66,601             226,365
   Cash and cash equivalents                                              1,164,240           1,203,877

Accounts receivable                                                          49,045              32,715
Deferred charges and other assets, at amortized cost                        373,884             260,706

                                                                       $ 46,952,511          46,907,044


Liabilities and Partners' Equity
Mortgages payable                                                      $ 16,300,890          16,419,083
Note payable to affiliate                                                 7,200,000           6,000,000
Accounts payable, including amounts due
   to affiliates of $15,713 and $29,663                                      80,459              89,097
Accrued expenses and other liabilities                                      309,489             269,410
          Total liabilities                                              23,890,838          22,777,590

Minority interest in joint venture                                        3,912,740           4,098,771

Partners' equity:
   General Partner:
      Capital contribution                                                    1,000               1,000
      Cumulative net income                                                  37,431              43,804
      Cumulative distributions                                             (130,278)           (127,834)
                                                                            (91,847)            (83,030)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                                  28,432,650          28,432,650
      Cumulative net income                                               3,705,664           4,336,617
      Cumulative distributions                                          (12,897,534)        (12,655,554)
                                                                         19,240,780          20,113,713
         Total Partners' equity                                          19,148,933          20,030,683
                                                                       $ 46,952,511          46,907,044


See accompanying notes to condensed consolidated financial statements.

USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                      Three Months        Three Months
                                                                         Ended               Ended
                                                                        June 30,            June 30,
                                                                          1997                1996
Income
Rental income                                                           $ 1,023,300             991,558
Interest income                                                              17,822              28,659
      Total income                                                        1,041,122           1,020,217

Expenses
Direct expenses, $16,269 and $20,059
   to affiliate (note 1)                                                    241,872             160,474
Depreciation                                                                565,836             453,384
General and administrative, $48,698 and
   $26,331 to affiliates (note 1)                                            77,934              40,050
Management fee to affiliate (note 1)                                            811              10,875
Interest, $161,556 and $149,180                                             535,643             528,440
   to affiliate (note 1)
Minority interest in joint venture earnings                                 (52,364)             49,440
      Total expenses                                                      1,369,732           1,242,663
Net loss                                                                $  (328,610)           (222,446)

Net loss per limited partnership interest                               $     (5.38)              (3.64)
                                                                       Six Months          Six Months
                                                                         Ended               Ended
                                                                        June 30,            June 30,
                                                                          1997                1996
Income
Rental income                                                           $ 2,029,736           1,952,601
Interest income                                                              30,127              57,371
      Total income                                                        2,059,863           2,009,972

Expenses
Direct expenses, $39,152 and $45,085
   to affiliate (note 1)                                                    460,211             269,568
Depreciation                                                              1,086,096             928,309
General and administrative, $117,168 and
   $63,312 to affiliates (note 1)                                           180,238             121,465
Management fee to affiliate (note 1)                                         14,368              22,540
Interest, $313,578 and $298,361                                           1,062,819           1,058,120
   to affiliate (note 1)
Minority interest in joint venture earnings                                (106,543)             92,588
      Total expenses                                                      2,697,189           2,492,590
Net loss                                                                $  (637,326)           (482,618)

Net loss per limited partnership interest                               $    (10.43)              (7.90)


See accompanying notes to condensed consolidated financial statements.

USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 1997 and 1996
(Unaudited)



                                                                          1997                1996
Cash flows from operating activities:
   Net loss                                                             $  (637,326)           (482,618)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                                     1,086,096             928,309
         Amortization                                                        30,368               9,884
         (Increase) decrease in accounts receivable                         (16,330)             38,347
         (Increase) decrease in deferred charges and
            other assets                                                   (143,546)             88,371
         Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                                   31,441            (233,339)
         Minority interest in joint venture earnings                       (106,543)             92,588

            Cash provided by operating activities                           244,160             441,542

Cash flows used in investing activities-
   Additions to rental properties                                        (1,041,692)               (623)

Cash flows from financing activities:
   Repayment of mortgages payable                                          (118,193)           (107,674)
   Distributions to co-venturer                                             (79,488)           (132,480)
   Distributions to partners                                               (244,424)           (351,360)
   Proceeds from issuance of note payable                                 1,200,000              --

            Cash provided by (used in) financing activities                 757,895            (591,514)

Net decrease in cash and cash equivalents                                   (39,637)           (150,595)

Cash and cash equivalents at beginning of period                          1,203,877           2,278,982

Cash and cash equivalents at end of period                              $ 1,164,240           2,128,387

See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
June 30, 1997
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the six-month period ended June 30, 1997:
                                                       Quorum
                                       USAA         Real Estate
                                   Real Estate        Services
                                     Company        Corporation
Reimbursement of
  expenses (a)                        $  69,786           18,185
Management fees                          14,368           20,967
Lease commissions                         --              47,382
Interest expense (b)                    313,578            --
    Total                             $ 397,732           86,534

  (a)Reimbursement  of  expenses  represents  amounts   paid   or
     accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b)Represents interest expense at market rate on a note payable.


2.  Other

  Reference is made to the consolidated financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining six months of 1997 or any other future period.

  The financial information included in this interim report as of June 30, 1997 and for the three months and six months ended June 30, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

  Certain 1996 balances have been reclassified to conform to the 1997 presentation.

                             PART I

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1997, the Partnership had cash of $66,601 and temporary investments of $1,097,639. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of security deposits, property tax accruals and prepaid rent.

During the quarter ended June 30, 1997, the Partnership distributed $120,990 to Limited Partners and $1,222 to the General Partner for a total of $122,212. Management evaluates reserves and the availability of funds for distribution to Partners on a continuing basis based on anticipated leasing
activity   and   cash  flows  available  from   the   Partnership
investments.

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

During the second quarter, the $168,500 tenant improvement allowance provided to Linear Technology in conjunction with its 1995 lease renewal was paid from the working capital reserve of the Partnership.

At June 30, 1997, the Kodak Building was 61% occupied by Eastman Kodak. Eastman Kodak's lease is scheduled to expire February 1998. Discussions continue with Eastman Kodak regarding early renewal of their lease; however, Eastman Kodak is not interested in expanding into the space vacated by Invitrogen. The lease with Invitrogen Corporation was scheduled to expire December 31, 1996; however, Invitrogen remained in the building until February 1997 paying holdover rent (200% of December 1996 rent) for January and February. Discussions are currently underway with a prospective tenant for the vacant space at the Kodak Building.

Water infiltration has been discovered at the Kodak Building, that has caused damage to a portion of the ground floor tiles, exterior walls and slab joints. Remediation alternatives are being sought with costs estimated to be approximately $120,000 to be funded from the working capital reserve of the Partnership.

At June 30, 1997, 1881 Pine Street was 90% leased. During the first quarter of 1997, a sixty-two month lease was signed at 1881 Pine Street for 8,350 rentable square feet. The lease commenced May 1, 1997 and will terminate on June 30, 2002. The lease provides for an annual rental rate beginning at $16.00 per square foot. In addition, this tenant will pay its pro rata share of operating expenses in excess of a 1997 base year. The
Partnership provided approximately $133,600 of tenant improvements, which was paid out of the working capital reserve of the Partnership.

During 1995, the lease with Hewlett-Packard Company, the single tenant at the Apollo Building in Chelmsford, Massachusetts was renewed for an additional 41 months. The new monthly rental rate of approximately $.57 per square foot net for the 291,454 square foot building began January 1, 1997. This rate is lower than the rate paid in 1996 of approximately $.76 per square foot net and reflects the market conditions in the area surrounding the property at the time of the lease renewal. An allowance for tenant improvements was provided for a total of $565,000 to be paid from the working capital reserve. During 1997, Hewlett-Packard used approximately $115,000 of the allowance. Approximately $82,000 of the allowance remains. Hewlett-Packard has announced plans to relocate its workstation group out of Massachusetts and to sublease the top floor of the Apollo Building.

On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 31.8% of the outstanding shares of the Trust.

On July 7, 1997, the Trust signed definitive merger agreements with the RELPs pursuant to which the RELPs will be merged into the Trust (the "Merger"). The Trust will issue an aggregate of 22,064,147 shares of beneficial interest at $2.625 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $2.625. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest.

The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the shareholders of the Trust and the limited partners of each of the RELPs. Accordingly, there can be no assurance that definitive merger agreements will be reached or that the mergers will ultimately be consummated. The Merger is a taxable transaction to the partners in the RELPs and will be subject to the completion of a joint proxy statement/prospectus filed on Form S-4 with the Securities and Exchange Commission. No date has been scheduled for the shareholder meeting for the Trust or limited partner meetings for each of the RELPs to vote on the proposed transaction. Prudential Securities Inc., on behalf of the Trust, and Houlihan Lokey Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.

Results of Operations

For the three-month and six-month periods ended June 30, 1997 and 1996, income was generated from rental income from the income-producing real estate properties and interest income earned on the funds in temporary investments.

Expenses  incurred during the same periods were  associated  with the  operation of the Partnership's properties, interest  on  the
mortgages   payable   and  various  other  costs   required   for
administration of the Partnership.

Rental properties decreased as of June 30, 1997 as compared to December 31, 1996 due to depreciation offset by tenant improvements at 1881 Pine Street, Linear and at the Apollo Building for Hewlett-Packard. Accounts receivable was higher at June 30, 1997 due to a receivable from a tenant at the Apollo Building. Deferred charges and other assets increased as a result of lease commissions paid at 1881 Pine Street. The note payable to affiliate increased as of June 30, 1997 due to borrowing from the Adviser to fund working capital needs. See "Liquidity and Capital Resources". Accrued expenses and other liabilities increased primarily due to an increase in accrued property taxes at 1881 Pine Street and was offset by a decrease in prepaid revenue.

Rental income increased for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996. Rental income at 1881 Pine Street increased by approximately $310,000 and $529,000 for the three-month and six-month periods ended June 30, 1997, respectively, due to increased occupancy from 0% at June 30, 1996 to 90% at June 30, 1997. Offsetting this increase in rental income was a decrease in rental income at the Apollo Building. The 1995 lease renewal became effective January 1, 1997, decreasing monthly rental income from approximately $.76 per square foot to approximately $.57 per square foot resulting in a decrease for the three-month and six-month periods ended June 30, 1997 of approximately $194,000 and $383,000, respectively. A decrease in rental income at the Kodak Building also contributed by approximately $86,000 and $72,000 for the three-month and six-month periods ended June 30, 1997, respectively, due to a decrease in occupancy from 100% at December 31, 1996 to 61% at June 30, 1997.

Interest income decreased due to lower cash balances for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996.

Direct expenses were higher for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996 due to operating expenses at 1881 Pine Street. Expenses were minimal for the three-month and six-month periods ended June 30, 1996 due to the building being 100% vacant. For the three-month and six-month periods ended June 30, 1997, 1881 Pine Street incurred expenses for utilities, heating and air conditioning repairs, cleaning and other building services. Also contributing to the increase was an increase in the property tax accrual. 1881 Pine Street was under a redevelopment real estate tax incentive program, which expired December 31, 1996. The 1996 tax payment was approximately $23,000 compared to an estimate for 1997 taxes of approximately $212,000.

Depreciation increased for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996 due to tenant improvements at 1881 Pine Street, Linear and Apollo offset by a decrease at Kodak caused by tenant improvements for Invitrogen being fully depreciated in April 1996.

General and administrative expenses increased for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996 due to lease commission expense at 1881 Pine Street for the new leases and at Apollo for the lease renewal. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. The decrease in the management fee for the three-month and six-month periods ended June 30, 1997 was due to an increase in expenses at 1881 Pine Street.

Minority interest in joint venture earnings decreased for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996 due to a net loss for the joint venture property for the three-month and six-month periods ended June 30, 1997. Rental income at the Apollo Building decreased based on the lease renewal effective January 1, 1997.

                          PART II


Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

                                                 Sequentially
 Exhibit                                           Numbered
   No.             Description                       Page

    4     Restated Certificate and Agreement of
          Limited Partnership dated as of June 8,
          1987, attached as Exhibit A to the
          Partnership's Prospectus dated June 8,
          1987 filed pursuant to Rule 424(b),
          Registration No. 33-11892 incorporated
          herein by this reference.                   --

   27     Financial Data Schedule                     13


(b) A Current Report on Form 8-K was filed June 13, 1997 regarding the agreement signed between the Partnership and American Industrial Properties REIT (the "Trust") contemplating a merger of the Partnership into the Trust.

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


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner



August 12, 1997      By:  /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



August 12, 1997      BY:  /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration
                          and Finance/Treasurer