Form 10-K405/A
period 1996-12-31
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-11-04
CIK 810584

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          Form 10-K/A
                         Amendment No. 2

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

                       INTRODUCTORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of USAA
Income Properties IV Limited Partnership is being filed for the purpose of changing the method for accounting for the Partnership's 55.84% interest in USAA Chelmsford Associates Joint Venture. Prior financial statements of the Partnership were prepared on a consolidated basis with USAA Chelmsford Associates Joint Venture. For all periods presented in the accompanying financial statements, the Partnership's 55.84% interest in USAA Chelmsford Associates Joint Venture is accounted for using the equity method. Only those sections affected by the change are being filed in this amendment.

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

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports  on
         Form 8-K

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

See  notes  3,  4,  5,  6, 7 and 10 of  Notes  to  Financial
Statements in Item 8, for further discussion relating to the properties and encumbrances thereon.

                           PART II

Item 6.  Selected Financial Data
                 USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP

                             SELECTED FINANCIAL DATA
           Years Ended December 31, 1996, 1995, 1994, 1993 and 1992

                                     1996             1995             1994             1993             1992
Rental Income                     $ 1,227,447        1,687,107        2,522,901        2,498,802        2,616,995
Equity in earnings of
  Joint Venture                       234,212          215,804          228,842          220,713          212,566
Interest Income                        75,275          121,801           50,775           13,815           18,279
Net Income(Loss)                     (887,393)        (267,510)         557,195          622,013          731,669
Net Income(Loss) per Limited
  Partnership Interest (1)             (14.52)           (4.38)            9.12            10.18            11.97
Taxable Income(Loss)                 (497,321)         122,089        1,053,107          920,808          979,092
Taxable Income(Loss) per
  Limited Partnerhip
  Interest (1)                          (8.14)            2.00            17.23            15.07            16.02
Cash Distributions                    595,784          916,591          916,592        1,191,567        1,649,864
Cash Distributions per
  Limited Partnership
  Interest (2)                           9.75            15.00            15.00            19.50            27.00
Total Assets at Period End         27,353,443       28,782,408       30,020,710       30,533,629       31,158,659
Total Mortgages and Note
  Payable at Period End             7,131,500        7,192,098        7,247,175        7,297,216        7,342,683



     (1) Based on limited partnership interests issued at period end and net income(loss)/taxable income(loss) allocated to Limited Partners.

     (2) Based on limited partnership interests issued at each quarter end and cash distributions allocated to Limited Partners.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1996, the Partnership had cash of $33,233 and temporary investments of $753,756. Included in these amounts were the working capital reserve and funds held for payment of current obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for management fees and reimbursable expenses and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted of security deposits and prepaid rent.

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

During 1995, the lease with Hewlett-Packard Company, the single tenant at the Apollo Building in Chelmsford, Massachusetts was renewed for an additional 41 months. The new monthly rental rate of approximately $.57 per square foot for the 291,424 square foot building began in January 1997. This rate is lower than the rate paid in 1996 of approximately $.76 per square foot and reflects
the  market conditions in the area surrounding the property.   An
allowance for tenant improvements was provided at a total of $565,000 to be paid from the joint venture working capital. During
1996,   Hewlett-Packard  used  approximately  $260,000   of   the
allowance for tenant improvements. Approximately $197,000 of the tenant improvement allowance remains as of December 31, 1996.

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


Results of Operations

For the three-years ended December 31, 1996, income was generated
from   rental  income  from  the  income-producing  real   estate
properties, interest income earned on the funds in temporary investments and earnings from the joint venture interest.

Expenses incurred during the same periods were associated with the operation of the Partnership's properties, interest on the mortgage and note payable and various other costs required for administration of the Partnership.

During 1996, 1995 and 1994, one of the Partnership's properties was a single-tenant property with an absolute triple net lease. Under an absolute triple net lease, the lessee is required to make all payments for expenses related to the use and occupation of the leased premises, including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, the Partnership received rental income and the lessee absorbed all such expenses on this property.

Rental properties decreased as of December 31, 1996 as compared to December 31, 1995 due to depreciation, offset by tenant improvements at 1881 Pine Street. Cash and cash equivalents decreased as of December 31, 1996 as compared to December 31, 1995 due to payment for tenant improvements. Deferred charges and other assets increased as of December 31, 1996 due to lease commissions at 1881 Pine Street. Other liabilities increased as of December 31, 1996 due to prepaid rent at 1881 Pine Street.

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

Equity in joint venture earnings increased for the year ended 1996 as compared to the year ended 1995 as a result of an increase in net income of the joint venture property due to decreases in parking lot repairs and interest expense. Equity in joint venture earnings decreased for 1995 as compared to 1994 due to a decrease in net income of the joint venture property as a result of parking lot repairs, offset somewhat by a decrease in interest expense.

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

Item 8.  Financial Statements and Supplementary Data

               USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                              BALANCE SHEETS
                        DECEMBER 31, 1996 AND 1995

                                                         1996              1995
ASSETS
Rental properties, net (notes 3 and 7)               $20,743,237        20,864,772
Investment in joint venture (note 4)                   5,183,456         5,451,804
Temporary investments, at cost which approximates
market value -
     Money market fund                                   753,756         1,905,792
Cash                                                      33,233            26,928
   Cash and cash equivalents                             786,989         1,932,720

Accounts receivable                                        5,600             7,600
Deferred charges and other assets                        634,161           525,512

                                                     $27,353,443        28,782,408


LIABILITIES AND PARTNERS' EQUITY

Mortgage payable (note 7)                            $ 1,131,500         1,192,098
Note payable to affiliate (notes 4, 7 and 8)           6,000,000         6,000,000
Accounts payable, including amounts due
   to affiliates of $29,082 and $44,045                   88,517            57,524
Other liabilities                                        102,743            18,926
         Total liabilities                             7,322,760         7,268,548

Partners' equity:
   General Partner:
      Capital contribution                                 1,000             1,000
      Cumulative net income                               43,804            52,678
      Cumulative distributions                          (127,834)         (121,876)
                                                         (83,030)          (68,198)
   Limited Partners (60,495 interests):
      Capital contributions, net of offering costs    28,432,650        28,432,650
      Cumulative net income                            4,336,617         5,215,136
      Cumulative distributions                       (12,655,554)      (12,065,728)
                                                      20,113,713        21,582,058
         Total Partners' equity                       20,030,683        21,513,860
                                                     $27,353,443        28,782,408


See accompanying notes to financial statements.

             USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                        STATEMENTS OF OPERATIONS
              Years Ended December 31, 1996, 1995 and 1994

                                                         1996              1995             1994
INCOME
Rental income                                        $ 1,227,447         1,687,107        2,522,901
Equity in earnings of joint venture                      234,212           215,804          228,842
Interest income, including $23 for 1995 and
  $473 for 1994 to affiliate (note 8)                     75,275           121,801           50,775
     Total income                                      1,536,934         2,024,712        2,802,518

EXPENSES
Direct expenses, including $55,629, $63,487
  and $55,195 to affiliate (note 8)                      524,608           317,618          233,111
Depreciation                                             905,195           959,962          952,743
General and administrative, including
  $140,202, $110,121 and $114,820
  to affiliates (note 8)                                 232,296           206,651          245,369
Management fee to affiliate (note 8)                      50,134            90,376           91,449
Interest, including $600,000 to
  affiliate (notes 7 and 8)                              712,094           717,615          722,651
     Total expenses                                    2,424,327         2,292,222        2,245,323

Net income (loss)                                    $  (887,393)         (267,510)         557,195

Net income (loss) per limited partnership interest   $    (14.52)            (4.38)            9.12



See accompanying notes to financial statements.

               USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                       STATEMENTS OF PARTNERS' EQUITY
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


See accompanying notes to financial statements.

            USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                      STATEMENTS OF CASH FLOWS
            Years Ended December 31, 1996, 1995 and 1994

                                                         1996              1995             1994
Cash flows from operating activities:
   Net income (loss)                                 $ (887,393)         (267,510)         557,195
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation                                   905,195           959,962          952,743
         Amortization                                    37,838            41,764           41,762
         Earnings from joint venture                   (234,212)         (215,804)        (228,842)
         Distributions from joint venture               502,560           558,400          725,920
         Loss on early retirement of assets              49,396            --                --
         Decrease (increase) in accounts receivable       2,000             1,398           (8,898)
         (Increase) decrease in deferred charges
           and other assets                            (146,487)           71,983           79,903
         Increase (decrease) in accounts payable,
           accrued expenses and other liabilities       114,810               876         (103,481)

           Cash provided by operating activities        343,707         1,151,069        2,016,302

Cash flows used in investing activities -
   Additions to rental properties                      (833,056)         (215,021)         (39,306)

Cash flows from financing activities:
   Repayment of mortgage payable                        (60,598)          (55,077)         (50,041)
   Distributions to partners                           (595,784)         (916,591)        (916,592)

           Cash used in financing activities           (656,382)         (971,668)        (966,633)

Net (decrease) increase in cash and cash equivalents (1,145,731)          (35,620)       1,010,363

Cash and cash equivalents at beginning
   of year                                            1,932,720         1,968,340          957,977

Cash and cash equivalents at end of year             $  786,989         1,932,720        1,968,340

See accompanying notes to financial statements.

          USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP

                  NOTES TO FINANCIAL STATEMENTS
                December 31, 1996, 1995 and 1994


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

   Rental income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Rental income recognized was $36,947, $77,507 and $83,646 less than the amount due per the lease agreements for the years ended December 31, 1996, 1995 and 1994, respectively.

   No provision or credit for income taxes has been made as the liability for such taxes is that of the Partners rather than the Partnership. The Partnership files its tax return on an accrual basis.

   For purposes of the Statements of Cash Flows, all highly liquid marketable securities that have a maturity at purchase of three months or less, and money market mutual funds are considered to be cash equivalents.

   Prior financial statements of the Partnership were prepared on a consolidated basis with USAA Chelmsford Associates Joint Venture. For all periods presented in the accompanying financial statements, the Partnership's 55.84% interest in USAA Chelmsford Associates Joint Venture is accounted for using the equity method (note 4).

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


3. Rental Properties

   Rental properties at December 31 consisted of the following:


                                       1996           1995
     Buildings and improvements   $ 24,125,536     23,360,493
     Land                            4,215,016      4,215,016
                                    28,340,552     27,575,509
     Less accumulated depreciation  (7,597,315)    (6,710,737)
                                  $ 20,743,237     20,864,772


4. Investment in Joint Venture

   On May 31, 1988, the Partnership entered into the USAA Chelmsford Associates Joint Venture with USAA Real Estate Company, the parent company of the Partnership's General Partner, for the ownership and operation of the Apollo Computer Research and Development Headquarters Building. The Partnership contributed $9,000,000 for its 55.8% joint venture interest. The contribution consisted of $3,000,000 in remaining offering proceeds and $6,000,000 in proceeds from a note payable to USAA Real Estate Company (note 7). The Partnership accounts for its investment in the joint venture using the equity method.

   Summary financial information for the joint venture as of December 31, 1996 and 1995 and for the years ended December
   31, 1996, 1995 and 1994 follows:


                             ASSETS

                                       1996          1995
Cash                                $   416,888      346,262
Property, net                        24,288,391   24,957,807
Accounts receivable                      27,115       74,356
Deferred rent and other assets            4,663       64,102
                                    $24,737,057   25,442,527


                     LIABILITIES AND EQUITY

Liabilities:
Mortgage payable                    $15,287,583   15,446,788
Accounts payable                        167,247      232,946
                                     15,454,830   15,679,734

Equity:
  USAA Income Properties IV
    Limited Partnership               5,183,456    5,451,804
  Co-venturer - affiliate             4,098,771    4,310,989
         Total equity                 9,282,227    9,762,793
                                    $24,737,057   25,442,527


                           OPERATIONS

                           1996         1995         1994

Revenues               $ 2,789,770    2,771,135    2,771,501
Operating expenses         (28,053)     (63,018)     (30,885)
Other expenses              (9,802)      (8,967)      (5,484)
Depreciation              (929,511)    (895,877)    (895,877)
Interest expense        (1,402,970)  (1,416,805)  (1,429,437)
   Net income          $   419,434      386,468      409,818


Equity in net income:
  USAA Income Properties IV
   Limited Partnership $   234,212      215,804      228,843
 Co-venturer - affiliate   185,222      170,664      180,975
                       $   419,434      386,468      409,818

Cash distributions:
  USAA Income Properties IV
   Limited Partnership $   502,560      558,401      725,920
 Co-venturer - affiliate   397,440      441,599      574,080
                       $   900,000    1,000,000    1,300,000

5. Minimum Future Rentals

   Operating leases with tenants have remaining terms from one year to five years. Minimum future rentals are cash payments to be received under non-cancelable leases over the lease terms and do not necessarily represent rental income under generally accepted accounting principles. Rental income reported in the Statements of Operations is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Approximate minimum future rentals are as follows:


            1997             $ 1,750,000
            1998               1,519,000
            1999               1,458,000
            2000               1,269,000
            2001                 984,000
            Thereafter            66,000
                             $ 7,046,000

6. Triple Net Leases

   During 1996, 1995 and 1994, the Partnership had ownership interests in one office building occupied by a single tenant. The lease agreement between the tenant and the Partnership is an absolute triple net lease arrangement whereby the lessee is required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs associated with the property. Accordingly, net operating income reflected only rental income and excluded all expenses directly related to the operations of the property as payments for such expenses are made directly by the lessee.


7. Mortgage and Note Payable

   Mortgage payable at December 31:

                                           1996           1995
     9.625% first mortgage note,
     payable in monthly install-
     ments of $14,391, including
     interest, due August 1, 2008;
     secured by rental property
     with a depreciated cost of
     approximately  $5,902,000.      $   1,131,500      $ 1,192,098


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

   Aggregate  maturities of mortgages and note payable  for  1997 through  2001  are $66,714, $73,426, $7,280,814,  $88,925  and
   $97,891, respectively.

   Cash  payments  for  interest expense were $712,094,  $717,615 and $722,651 for 1996, 1995 and 1994, respectively.


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

   A summary of transactions with affiliates follows:

                         Reimbursement     Interest      Management         Lease            Interest
                        of Expenses (1)     Income          Fees         Commissions       Expense (2)      Total
USAA Mutual
Fund, Inc.:
  1996             $          --            --              --                --                --            --
  1995                        --           (23)             --                --                --           (23)
  1994                        --          (473)             --                --                --          (473)

USAA Real Estate
Company:
  1996                    109,255            --          50,134                --           600,000       759,389
  1995                    100,634            --          90,376                --           600,000       791,010
  1994                    105,955            --          91,449                --           600,000       797,404

Quorum Real Estate
Services Corporation:
  1996                     33,042            --          22,587            30,947                --        86,576
  1995                     36,559            --          26,928             9,487                --        72,974
  1994                     22,556            --          32,639             8,865                --        64,060


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


10. Major Customer Information

   During  1996, the Partnership recorded approximately $420,000,
   $384,000 and $292,000 of rental income from leases which represented approximately 34%, 31% and 24% of total rental income, respectively.

   During  1995, the Partnership recorded approximately $543,000,
   $464,000, $414,000 and $234,000 of rental income from leases which represented approximately 32%, 25%, 23% and 14% of total rental income, respectively.

   During    1994,   the   Partnership   recorded   approximately
   $1,306,000,  $561,000  and  $408,000  of  rental  income  from leases which represented approximately 52%, 26% and 16% of total rental income, respectively.

   In addition, see note 4 regarding rental income from the single tenant of the building owned by USAA Chelmsford
   Associates Joint Venture.


11. Fair Value of Financial Instruments

   The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments.

   The fair value of mortgages and note payable at December 31, 1996 and 1995 was $7,105,264 and $7,099,744, respectively, and was estimated by discounting the future cash flows using interest rates currently being offered for mortgage loans and notes with similar characteristics and maturities.

                  Independent Auditors' Report


The Partners
USAA Income Properties IV Limited Partnership:

   We have audited the accompanying balance sheets of USAA Income Properties IV Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAA Income Properties IV Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                     /S/KPMG PEAT MARWICK LLP
                                     KPMG PEAT MARWICK LLP


San Antonio, Texas
January 31, 1997, except for
paragraph 10 of note 1, as to
which the date is November 3, 1997

                            Part III


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

    A summary of transactions with affiliates follows for the years ended December 31, 1996, 1995 and 1994:

                    Reimbursement     Interest      Management         Lease            Interest
                   of Expenses (1)     Income          Fees         Commissions       Expense (2)        Total
USAA Mutual
Fund, Inc.:
  1996             $          --            --              --                --                --            --
  1995                        --           (23)             --                --                --           (23)
  1994                        --          (473)             --                --                --          (473)

USAA Real Estate
Company:
  1996                   109,255            --          50,134                --           600,000       759,389
  1995                   100,634            --          90,376                --           600,000       791,010
  1994                   105,955            --          91,449                --           600,000       797,404

Quorum Real Estate
Services Corporation:
  1996                    33,042            --          22,587            30,947                --        86,576
  1995                    36,559            --          26,928             9,487                --        72,974
  1994                    22,556            --          32,639             8,865                --        64,060


(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.
(2)  Represents interest expense incurred on a note payable.

                            PART IV


Item 14.   Exhibits,   Financial  Statement   Schedule   and
           Reports on Form 8-K

       The following documents are filed as part of this report.

(a)     1. Financial Statements

           The following financial statements, notes to financial statements and independent auditors' report are included in Part II Item 8:

           Balance Sheets as of
             December 31, 1996 and 1995

           Statements of Operations
             for the Years Ended December 31,
             1996, 1995 and 1994

           Statements of Partners'
             Equity for the Years Ended
             December 31, 1996, 1995 and 1994

           Statements of Cash Flows
             for the Years Ended December 31,
             1996, 1995 and 1994

           Notes to Financial Statements

           Independent Auditors' Report

        2.Financial Statement Schedule

           Real Estate and Accumulated
             Depreciation as of December 31,
             1996 (Schedule III)

           Independent Auditors' Report

       All other schedules have been omitted as the schedules are not required under the related instructions, are not applicable, or the information required thereby is set forth in the financial statements or the notes thereto.

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

           99(b)      "Management Compensation" at pages 12-
                      15 and "Income and Losses and Cash
                      Distributions" at pages 46-49 of the
                      Prospectus, dated June 8,  1987, filed
                      as part of Amendment No. 2 to the
                      Registration Statement on Form S-11 (File
                      No. 33-11892).

(b)  Reports filed on Form 8-K

    No Current Reports on Form 8-K have been filed during the last quarter covered by this Form 10-K.

(d)  The  following USAA Chelmsford Associates Joint Venture
       Financial Statements and Financial Statement Schedule are filed as part of this report:

       FINANCIAL STATEMENTS:

       Balance Sheets as of December 31, 1996 and 1995

       Statements of Income and Joint Venturers' Equity for the years ended December 31, 1996, 1995 and 1994

       Statements   of  Cash  Flows  for  the  years   ended
        December 31, 1996, 1995 and 1994

       Notes to Financial Statements

       Independent Auditors' Report on Financial Statements and Financial Statement Schedule

       FINANCIAL STATEMENT SCHEDULE:

       Real Estate and Accumulated Depreciation as of
         December 31, 1996 (Schedule III)


SCHEDULE III        USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
                        Real Estate and Accumulated Depreciation
                                 December 31, 1996

                                                                                             Cost Capitalized
                                                            Initial Cost to                   Subsequent to
                                                               Partnership                     Acquisition
                                                                     Buildings
   Year of           Date                                                and                                Carrying
 Construction      Acquired        Description           Land        Improvements      Improvements           Costs
     1986       July 20, 1987   Linear Technology
                                Office Bldg.,
                                Milpitas, CA      $       777,000        4,936,164          --                 --

     1987       Oct. 26, 1987   Eastman Kodak
                                Office Bldg.,
                                San Diego, CA           2,425,416        4,419,437           1,543,630         --

     1987       Dec. 31, 1987   1881 Pine Street
                                Office Bldg.,
                                St. Louis, MO             500,000       12,428,162           1,563,482         --
                                                  $     3,702,416       21,783,763           3,107,112         --

                                Gross Amount at Which
                                 Carried at Close of
                                        Period
                                      Buildings      Total Investment   Accumulated         Related
                                         and            Properties     Depreciation        Mortgages
Description               Land        Improvements         (2)(4)         (1) (3)           Payable (5)
Linear Technology
Office Bldg.,
Milpitas, CA              777,000        4,936,164           5,713,164         1,549,380       --

Eastman Kodak
Office Bldg.,
San Diego, CA           2,425,416        5,778,341           8,203,757         2,302,058   1,131,500

1881 Pine Street
Office Bldg.,
St. Louis, MO           1,012,600       13,411,031          14,423,631         3,745,877       --
                        4,215,016       24,125,536          28,340,552         7,597,315   1,131,500

Schedule III (continued)

NOTES:
(1) Depreciation is based on a 30 year life, straight-line method for buildings.  Tenant improvements are amortized over the life of the related lease, straight-line method.
(2) Reconciliation of real estate:
    Balance at December 31, 1993                           $     27,321,183
      Additions during period-improvements                           39,306
    Balance at December 31, 1994                                 27,360,489
      Additions during period-improvements                          215,020
    Balance at December 31, 1995                                 27,575,509
      Additions during period-improvements                          833,055
      Deductions during period-retirements                          (68,012)
    Balance at December 31, 1996                           $     28,340,552

(3) Reconciliation of accumulated depreciation:
    Balance at December 31, 1993                           $      4,798,032
      Depreciation during period                                    952,743
    Balance at December 31, 1994                                  5,750,775
      Depreciation during period                                    959,962
    Balance at December 31, 1995                                  6,710,737
      Depreciation during period                                    905,195
      Deductions during period-retirements                          (18,617)
    Balance at December 31, 1996                           $      7,597,315

(4) The aggregate cost of real estate owned by the Partnership at December 31, 1996 for Federal income tax purposes is $28,785,059.
(5) The investment property is pledged as security for the mortgage payable for which there is no recourse to the Partnership.

THE PARTNERS
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP:


Under date of January 31, 1997, except for paragraph 10 of
note 1, as to which the date is November 3, 1997, we reported on the balance sheets of USAA Income Properties IV Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31,
1996.   In connection  with our audits of the aforementioned
financial statements, we also have audited the related financial statement schedule as listed in Item 14(a)2. This
financial statement   schedule   is   the   responsibility
of the Partnership's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                        /s/KPMG PEAT MARWICK LLP
                                           KPMG PEAT MARWICK LLP

San Antonio, Texas
January 31, 1997, except
for paragraph 10 of note 1,
as to which the date is
November 3, 1997

                   USAA CHELMSFORD ASSOCIATES JOINT VENTURE
                                BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                       1996              1995
ASSETS
Rental property, net                              $ 24,288,391        24,957,807
Temporary investments, at cost which approximates
market value -
     Money market fund                                   223,756           311,547
Cash                                                     193,132            34,715
   Cash and cash equivalents                             416,888           346,262
Accounts receivable                                       27,115            74,356
Deferred charges and other assets                          4,663            64,102

                                                    $ 24,737,057        25,442,527


LIABILITIES AND JOINT VENTURERS' EQUITY

Mortgage payable                                    $ 15,287,583        15,446,788
Accounts payable and other liabilities, including
   amounts due to affiliates of $581 and $271            167,247           232,946
         Total liabilities                            15,454,830        15,679,734

Joint venturers' equity:
   USAA Income Properties IV Limited Partnership:
      Capital contribution                             9,000,000         9,000,000
      Cumulative net income                            1,862,384         1,628,172
      Cumulative distribution                         (5,678,928)       (5,176,368)
                                                       5,183,456         5,451,804
  USAA Real Estate Company:
      Capital contributions                            7,117,011         7,117,011
      Cumulative net income                            1,472,832         1,287,610
      Cumulative distributions                        (4,491,072)       (4,093,632)
                                                       4,098,771         4,310,989
         Total joint venturers' equity                 9,282,227         9,762,793
                                                    $ 24,737,057        25,442,527

See accompanying notes to financial statements.

                   USAA CHELMSFORD ASSOCIATES JOINT VENTURE
                            STATEMENTS OF INCOME
                 Years Ended December 31, 1996, 1995 and 1994

                                                 1996              1995              1994
INCOME
Rental income                                $ 2,784,040         2,763,395         2,753,659
Interest income, including $4 for 1995 and
  $69 for 1994 from affiliate                     34,898            22,247            22,613
     Total income                              2,818,938         2,785,642         2,776,272

EXPENSES
Direct expenses, including $28,307, $25,874
  and $30,479 to affiliate                        57,221            77,525            35,656
Depreciation                                     929,511           895,877           895,877
General and administrative, including
  $4,916, $8,251 and $4,992 to affiliates          9,802             8,967             5,484
Interest                                       1,402,970         1,416,805         1,429,437
     Total expenses                            2,399,504         2,399,174         2,366,454

Net income                                    $  419,434           386,468           409,818

See accompanying notes to financial statements.

                     USAA CHELMSFORD ASSOCIATES JOINT VENTURE
                       STATEMENTS OF JOINT VENTURERS' EQUITY
                   Years Ended December 31, 1996, 1995 and 1994

                                            USAA Income
                                             Properties         USAA Real
                                             IV Limited          Estate
                                             Partnership         Company            Total
Balances at December 31, 1993           $       6,291,478         4,975,029        11,266,507

Net income                                        228,842           180,976           409,818

Distributions                                    (725,920)         (574,080)       (1,300,000)

Balances at December 31, 1994                   5,794,400         4,581,925        10,376,325

Net income                                        215,804           170,664           386,468

Distributions                                    (558,400)         (441,600)       (1,000,000)

Balances at December 31, 1995                   5,451,804         4,310,989         9,762,793

Net income                                        234,212           185,222           419,434

Distributions                                    (502,560)         (397,440)         (900,000)

Balances at December 31, 1996                 $ 5,183,456         4,098,771         9,282,227

See accompanying notes to financial statements.

                   USAA CHELMSFORD ASSOCIATES JOINT VENTURE
                           STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1996, 1995 and 1994


                                                          1996              1995              1994
Cash flows from operating activities:
   Net income                                    $         419,434           386,468           409,818
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                      929,511           895,877           895,877
         Decrease in receivables and other assets          106,680            41,407            86,699
         Increase (decrease) in accounts payable
           and other liabilities                           (65,699)           (2,303)          230,864

           Net cash provided by operating activities     1,389,926         1,321,449         1,623,258

Cash flows used in investing activities -
   Additions to properties                                (260,095)          (70,220)           --

Cash flows from financing activities:
   Principal repayment                                    (159,205)         (145,371)         (132,739)
   Distributions                                          (900,000)       (1,000,000)       (1,300,000)

           Net cash used in financing activities        (1,059,205)       (1,145,371)       (1,432,739)

Net increase in cash and cash equivalents                   70,626           105,858           190,519

Cash and cash equivalents at beginning
   of year                                                 346,262           240,404            49,885

Cash and cash equivalents at end of year                $  416,888           346,262           240,404

See accompanying notes to financial statements.


            USAA CHELMSFORD ASSOCIATES JOINT VENTURE

                  NOTES TO FINANCIAL STATEMENTS
                December 31, 1996, 1995 and 1994


A. Organization, Summary of Significant Accounting  Policies  and
   Other

   USAA Chelmsford Associates Joint Venture (the Joint Venture), is a corporate joint venture formed in 1988. The Joint Venture is owned 55.84% by USAA Income Properties IV Limited Partnership (the Partnership) and 44.16% by USAA Real Estate Company (collectively, the Venturers). The Joint Venture is engaged solely in the business of real estate investment, and is the sole beneficiary of a trust which owns an office building in Chelmsford, Massachusetts. The building has a single tenant occupying 100% of the available space. As such, the operations of the joint venture are subject to changes in the economic environment in the area as well as the stability of the tenant.

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

   Rental property is valued at cost.  The carrying amount  of a property is not changed for temporary fluctuations in value unless the carrying value is believed to be permanently impaired. In 1995, the Joint Venture adopted the provisions of Financial Accounting Standards Board Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("Statement 121"). Statement 121 provides guidance for determining impairment of long-lived assets utilizing undiscounted future cash flows. The assessment for and measurement of impairment is based upon the undiscounted future cash flows and fair value, respectively, of the individual real estate properties. Based on the provisions of Statement 121, the Joint Venture's long-lived assets, real estate and improvements are not considered impaired. The adoption of Statement 121 had no financial statement impact.

   Depreciation is provided over the estimated useful life of the property using the straight-line method. The estimated lives of the buildings and improvements is 30 years (31.5 -
   39 years for Federal income tax purposes).

   For purposes of the Statements of Cash Flows, all highly liquid marketable securities that have a maturity at purchase of three months or less, and money market mutual funds are considered to be cash equivalents.

   Rental income reported in the Statements of Income is recognized under the operating method, whereby aggregate rentals are reported on a straight-line basis as income over the life of the lease. Rental income was $59,289, $65,274, and $65,274 less than the amount due per the lease agreement for the years ended December 31, 1996, 1995, and 1994, respectively.

   For financial reporting purposes, net income is allocated based on the ownership interests of the Venturers.

   No provision or credit for income taxes has been made as the liability for such taxes is that of the Venturers. The Joint
   Venture is treated as a partnership for tax purposes.


B. Joint Venture Agreement

   Pursuant to the terms of the Joint Venture Agreement, cash flow, if any, attributable to each fiscal quarter shall be applied and distributed within 45 days after the end of such quarter.

   Generally, all items of income, gain, loss, deduction and credit from operations will be allocated to the Venturers in relation to their ownership percentages. Net gain or net loss from the sale or other disposition of a property shall be allocated as specified in the Joint Venture Agreement.


C. Rental Property

   Rental property at December 31 consisted of the following:


                                       1996           1995
     Building and improvements    $ 27,201,665     26,941,570
     Land                            4,805,000      4,805,000
                                    32,006,665     31,746,570
     Less accumulated depreciation  (7,718,274)    (6,788,763)
                                  $ 24,288,391     24,957,807

   Such property is pledged as collateral for the mortgage payable(see Note F).

D. Minimum Future Rentals

   The operating lease with the single tenant has a remaining term of approximately four years. Minimum future rentals are cash payments to be received under the non-cancelable lease over the lease term and do not necessarily represent rental income under generally accepted accounting principles. Approximate minimum future rentals are as follows:


            1997             $ 2,000,000
            1998               2,000,000
            1999               2,000,000
            2000                 833,000
            2001                   --
            Thereafter             --
                             $ 6,833,000

E. Triple Net Lease

   During 1996, 1995 and 1994, the lease agreement was an absolute triple net lease arrangement whereby the lessee is required to make all payments for expenses related to the use and occupation of the leased premises including real estate taxes and assessments, property and liability insurance, repairs and maintenance, utilities and other operating costs
   associated   with   the   property.      Accordingly,  net
   income reflected only rental income and excluded all expenses directly related to the operations of the property as payments for such expenses are made directly by the lessee.


F. Mortgage Payable

   Mortgage payable at December 31:

                                             1996            1995
     9.125% first mortgage note,
     due August 1, 2001, interest
     only payable monthly for the
     first five years; interest and
     principal of $130,181 are
     payable monthly for the
     remaining term with a balloon
     payment of $14,361,580; secured
     by rental property with a
     depreciated cost of approximately
     $24,288,000.                          $ 15,287,583   15,446,788

   Maturities of the mortgage payable for 1997 through  2001  are
   $174,356,   $190,948,  $209,120,  $229,021  and   $14,484,138,
   respectively.

   Cash   payments   for   interest  expense   were   $1,402,970,
   $1,416,805   and   $1,429,437  for  1996,   1995   and   1994,
   respectively.

G. Transactions with Affiliates

   Through  January  1995,  a  portion  of  the  Joint  Venture's
   working  capital  reserve  and  other  available  funds   were
   invested in USAA Mutual Fund, Inc. and earned interest thereon at market rates.

   Quorum Real Estate Services Corporation (also known as USAA Realty Company), an affiliate of the General Partner of the Partnership, provides property management and leasing services for the property and may receive fees of up to 6% of property cash receipts for those services.

   A summary of transactions with affiliates follows:

                         Reimbursement         Interest      Management
                        of Expenses (1)         Income          Fees            Total
USAA Mutual
Fund, Inc.:
  1996             $                    --            --              --              --
  1995                                  --            (4)             --              (4)
  1994                                  --           (69)             --             (69)

USAA Real Estate
Company:
  1996                               4,916            --              --           4,916
  1995                               8,251            --              --           8,251
  1994                               4,992            --              --           4,992

Quorum Real Estate
Services Corporation:
  1996                                  --            --          28,307          28,307
  1995                                  --            --          25,874          25,874
  1994                                  --            --          30,479          30,479


(1)  Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Joint Venture at actual cost and does not include any mark-up or items normally considered as overhead.

H. Fair Value of Financial Instruments

   The carrying value of cash and cash equivalents approximates fair value due to the short maturity of these instruments. The fair value of the mortgage payable at December 31, 1996 and 1995 was $14,807,093 and $14,578,164, respectively, and was estimated by discounting the future cash flows using interest rates currently being offered for mortgage loans and notes with similar characteristics and maturities.

SCHEDULE III      USAA CHELMSFORD ASSOCIATES JOINT VENTURE
                  Real Estate and Accumulated Depreciation
                              December 31, 1996

                                                                                                   Cost Capitalized
                                                                   Initial Cost to                 Subsequent to
                                                                   Joint Venture                   Acquisition
                                                                        Buildings
  Year of           Date                                                   and                                    Carrying
Construction      Acquired          Description           Land        Improvements         Improvements             Costs
    1987     May 31, 1988        Apollo Computer
                                 Research and
                                 Development
                                 Headquarters
                                 Building,
                                 Chelmsford, MA          4,800,000        26,422,889                 783,775         --


                                    Gross Amount at Which
                                     Carried at Close of
                                          Period
                                   Buildings        Total Investment        Accumulated        Related
                                      and              Properties          Depreciation       Mortgages
Description           Land        Improvements            (2)(4)               (1) (3)        Payable (5)
Apollo Computer
Research and
Development
Headquarters
Building,
Chelmsford, MA     4,805,000        27,201,665              32,006,665         7,718,274       15,287,583

Schedule III (continued)

NOTES:
(1) Depreciation is based on a 30 year life, straight-line method for buildings.
    Tenant improvements are amortized over the life of the related lease, straight-line method.

(2) Reconciliation of real estate:
    Balance at December 31, 1993                        $      31,676,349
      Additions during period-improvements                         --
    Balance at December 31, 1994                               31,676,349
      Additions during period-improvements                         70,221
    Balance at December 31, 1995                               31,746,570
      Additions during period-improvements                        260,095
    Balance at December 31, 1996                        $      32,006,665

(3) Reconciliation of accumulated depreciation:
    Balance at December 31, 1993                        $       4,997,009
      Depreciation during period                                  895,877
    Balance at December 31, 1994                                5,892,886
      Depreciation during period                                  895,877
    Balance at December 31, 1995                                6,788,763
      Depreciation during period                                  929,511
    Balance at December 31, 1996                        $       7,718,274


(4) The aggregate cost of real estate owned by the joint venture at December 31, 1996 for Federal income tax purposes is $32,028,062.

(5) The investment property is pledged as security for the mortgage payable for which there is no recourse.

                  Independent Auditors' Report

The Joint Venturers
USAA Chelmsford Associates Joint Venture:

   We have audited the accompanying balance sheets of USAA Chelmsford Associates Joint Venture as of December 31, 1996 and 1995, and the related statements of income, joint venturers' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USAA Chelmsford Associates Joint Venture as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




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

USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
(Registrant)

By: USAA INCOME PROPERTIES IV, INC.,
General Partner

By: /s/Edward B. Kelley
Edward B. Kelley
Chairman, President,
Chief Executive Officer
and Director

Date: November 3, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Edward B. Kelley                     Date: November 3, 1997
Edward B. Kelley
Director, Chairman of the Board,
President and Chief Executive Officer
of the General Partner


/s/T. Patrick Duncan                    Date: November 3, 1997
T. Patrick Duncan
Director, Vice Chairman,
Senior Vice President - Real Estate
Operations of the General Partner


/s/Randal R. Seewald                    Date: November 3, 1997
Randal R. Seewald
Director, Vice President,
Secretary and Legal Counsel