Form 10-Q/A
period 1997-03-31
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-11-04
CIK 810584

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-Q/A
                         Amendment No. 1

(Mark One)

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
     Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                             or
[ ]  Transition  Report Pursuant to Section 13 or  15(d)  of  the
     Securities Exchange Act of 1934

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

                      INTRODUCTORY NOTE


This Amendment No. 1 to the Quarterly Report on Form 10-Q of USAA Income Properties IV Limited Partnership is being filed for the purpose of changing the method for accounting for the Partnership's 55.84% interest in USAA Chelmsford Associates Joint Venture. Prior financial statements of the Partnership were prepared on a consolidated basis with USAA Chelmsford Associates Joint Venture. For all periods presented in the accompanying financial statements, the Partnership's 55.84% interest in USAA Chelmsford Associates Joint Venture is accounted for using the equity method.

                             PART I

                 Item 1.  Financial Statements

USAA Income Properties IV Limited Partnership
Condensed Balance Sheets



                                                            March 31,
                                                               1997         December 31,
                                                           (Unaudited)          1996
Assets
Rental properties, net                                      $ 21,102,934       20,743,237
Investment in joint venture                                    5,064,691        5,183,456
Temporary investments, at cost
   which approximates market value -
      Money market fund                                        1,206,441          753,756
Cash                                                              69,016           33,233
   Cash and cash equivalents                                   1,275,457          786,989

Accounts receivable                                              159,862            5,600
Deferred charges and other assets, at amortized cost             708,992          634,161

                                                            $ 28,311,936       27,353,443


Liabilities and Partners' Equity
Mortgage payable                                            $  1,115,052        1,131,500
Note payable to affiliate                                      7,200,000        6,000,000
Accounts payable, including amounts due
  to affiliates of $27,205 and $29,082                           212,559           88,517
Accrued expenses and other liabilities                           184,570          102,743
          Total liabilities                                    8,712,181        7,322,760

Partners' equity:
   General Partner:
      Capital contribution                                         1,000            1,000
      Cumulative net income                                       40,717           43,804
      Cumulative distributions                                  (129,056)        (127,834)
                                                                 (87,339)         (83,030)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                       28,432,650       28,432,650
      Cumulative net income                                    4,030,988        4,336,617
      Cumulative distributions                               (12,776,544)     (12,655,554)
                                                              19,687,094       20,113,713
         Total Partners' equity                               19,599,755       20,030,683
                                                            $ 28,311,936       27,353,443


See accompanying notes to condensed financial statements.

                             3

USAA Income Properties IV Limited Partnership
Condensed Statements of Operations
Three months ended March 31, 1997 and 1996
(Unaudited)

                                                                 1997             1996
Income
Rental income                                               $    499,484          267,394
Equity in earnings of joint venture                              (68,509)          54,560
Interest income                                                    7,685           21,920
      Total income                                               438,660          343,874

Expenses
Direct expenses, $16,215 and $15,409
   to affiliates (note 1)                                        204,720           92,344
Depreciation                                                     264,223          242,566
General and administrative, $48,231 and
   $36,613 to affiliates (note 1)                                 86,130           79,880
Management fee to affiliate (note 1)                              13,557           11,665
Interest, $152,022 and $149,180
   to affiliate (note 1)                                         178,746          177,591
      Total expenses                                             747,376          604,046
Net loss                                                    $   (308,716)        (260,172)

Net loss per limited partnership interest                   $      (5.05)           (4.26)


See accompanying notes to condensed financial statements.

                             4

USAA Income Properties IV Limited Partnership
Condensed Statements of Cash Flows
Three months ended March 31, 1997 and 1996
(Unaudited)


                                                                 1997             1996
Cash flows from operating activities:
   Net loss                                                 $   (308,716)        (260,172)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                            264,223          242,566
         Amortization                                             17,368           10,441
         Earnings from joint venture                              68,509          (54,560)
         Distributions from joint venture                         50,256            --
         Decrease (increase) in accounts receivable             (154,262)           7,000
         Decrease (increase) in deferred charges and
            other assets                                         (92,199)          19,795
         Increase in accounts payable, accrued
            expenses and other liabilities                       205,869            4,467

            Cash provided by (used in) operating activities       51,048          (30,463)

Cash flows used in investing activities-
   Additions to rental properties                               (623,920)           --

Cash flows from financing activities:
   Repayment of mortgage payable                                 (16,448)         (14,762)
   Distributions to partners                                    (122,212)        (229,148)
   Proceeds from issuance of note payable                      1,200,000            --

            Cash provided by (used in) financing activities    1,061,340         (243,910)

Net increase (decrease) in cash and cash equivalents             488,468         (274,373)

Cash and cash equivalents at beginning of period                 786,989        1,932,720

Cash and cash equivalents at end of period                  $  1,275,457        1,658,347


See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
March 31, 1997
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the
  three-month period ended March 31, 1997:
                                               Quorum
                                 USAA        Real Estate
                             Real Estate      Services
                               Company       Corporation
Reimbursement of
  expenses (a)             $      41,502          10,557
Management fees                   13,557           5,658
Lease commissions                  --              6,729
Interest expense (b)             152,022           --
    Total                  $     207,081          22,944

  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b) Represents interest expense at market rate on a note payable.

2.  Other

  Reference  is  made to the financial statements in  the  Annual
  Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining nine months of 1997 or any other future period.

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

                               PART I

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Liquidity and Capital Resources

At March 31, 1997, the Partnership had cash of $69,016 and temporary investments of $1,206,441. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of security deposits, property tax accruals and prepaid rent.

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

During 1995, the lease with Hewlett-Packard Company, the single tenant at the Apollo Building in Chelmsford, Massachusetts was renewed for an additional 41 months. The new monthly rental rate of approximately $.57 per square foot net for the 291,454 square foot building began January 1, 1997. This rate is lower than the rate paid in 1996 of approximately $.76 per square foot net and reflects the market conditions in the area surrounding the property at the time of the lease renewal. An allowance for tenant improvements was provided for a total of $565,000 to be paid from the joint venture working capital. During the first quarter of 1997, Hewlett-Packard used approximately $81,000 of the allowance. Approximately $116,000 of the allowance remains. Hewlett-Packard has announced plans to relocate its workstation group out of Massachusetts. They also announced plans to sublease the top floor of the Apollo Building.

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

Rental properties increased as of March 31, 1997 as compared to December 31, 1996 due to tenant improvements at 1881 Pine Street for Busch Creative Services, Inc. offset by depreciation. The investment in joint venture decreased as of March 31, 1997 due to a net loss on the joint venture property. Cash and cash equivalents and the note payable to affiliate increased as of March 31, 1997 due to borrowing from the Adviser to fund working capital needs. See "Liquidity and Capital Resources". Accounts receivable was higher at March 31, 1997 due to a receivable from a tenant at 1881 Pine Street for tenant improvements over the allowance. Deferred charges and other assets increased as a result lease commissions paid at 1881 Pine Street. Accounts payable was higher at March 31, 1997 due to timing in the payment of tenant improvements. Accrued expenses and other liabilities increased primarily due to an increase in property taxes at 1881 Pine Street.

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

Equity in joint venture earnings decreased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 due to a net loss for the joint venture property for the three-month period ended March 31, 1997. Rental income at the Apollo Building decreased based on the lease renewal effective January 1, 1997.

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

Depreciation increased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 due to tenant improvements at 1881 Pine Street offset by a decrease at Kodak caused by tenant improvements for Invitrogen being fully depreciated in April 1996.

General and administrative expenses increased for the three-month period ended March 31, 1997 as compared to the three-month period ended March 31, 1996 due to lease commission expense at 1881 Pine Street for the new leases. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly.

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


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner



November 4, 1997     By:  /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



November 4, 1997     BY:  /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration
                          and Finance/Treasurer