Form 10-Q/A
period 1997-06-30
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-11-04
CIK 810584

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-Q/A
                        Amendment No. 1

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997
                             or
[  ]Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

For the transition period from         to

Commission File Number:     0-16171

USAA Income Properties IV Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware                                        74-2449334
(State or other jurisdiction of            (I.R.S.Employer
incorporation  or organization)               Identification No.)

8000 Robert F. McDermott Fwy., IH 10 West, Suite 600
San Antonio, Texas                            78230-3884
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
Condensed Balance Sheets



                                                            June 30,
                                                              1997            December 31,
                                                          (Unaudited)             1996
Assets
Rental properties, net                                     $ 21,098,717           20,743,237
Investment in joint venture                                   4,948,220            5,183,456
Temporary investments, at cost
   which approximates market value -
      Money market fund                                         850,663              753,756
Cash                                                             33,702               33,233
   Cash and cash equivalents                                    884,365              786,989

Accounts receivable                                               7,536                5,600
Deferred charges and other assets, at amortized cost            738,482              634,161

                                                           $ 27,677,320           27,353,443


Liabilities and Partners' Equity
Mortgage payable                                           $  1,098,504            1,131,500
Note payable to affiliate                                     7,200,000            6,000,000
Accounts payable, including amounts due
   to affiliates of $9,046 and $29,082                           87,061               88,517
Accrued expenses and other liabilities                          142,822              102,743
          Total liabilities                                   8,528,387            7,322,760

Partners' equity:
   General Partner:
      Capital contribution                                        1,000                1,000
      Cumulative net income                                      37,431               43,804
      Cumulative distributions                                 (130,278)            (127,834)
                                                                (91,847)             (83,030)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                      28,432,650           28,432,650
      Cumulative net income                                   3,705,664            4,336,617
      Cumulative distributions                              (12,897,534)         (12,655,554)
                                                             19,240,780           20,113,713
         Total Partners' equity                              19,148,933           20,030,683
                                                           $ 27,677,320           27,353,443

See accompanying notes to condensed financial statements.

USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
Condensed Statements of Operations
(Unaudited)

                                                          Three Months        Three Months
                                                             Ended                Ended
                                                            June 30,            June 30,
                                                              1997                1996
Income
Rental income                                              $    518,466              295,002
Equity in earnings of joint venture                             (66,215)              62,517
Interest income                                                  14,222               18,790
      Total income                                              466,473              376,309

Expenses
Direct expenses, $11,270 and $15,262
   to affiliate (note 1)                                        232,038              146,184
Depreciation                                                    307,403              221,027
General and administrative, $33,000 and
   $25,468 to affiliates (note 1)                                66,649               43,434
Management fee to affiliate (note 1)                                811               10,875
Interest, $161,556 and $149,181
   to affiliate (note 1)                                        188,182              177,235
      Total expenses                                            795,083              598,755
Net loss                                                   $   (328,610)            (222,446)

Net loss per limited partnership interest                  $      (5.38)               (3.64)
                                                           Six Months          Six Months
                                                             Ended                Ended
                                                            June 30,            June 30,
                                                              1997                1996
Income
Rental income                                              $  1,017,950              562,396
Equity in earnings of joint venture                            (134,724)             117,077
Interest income                                                  21,907               40,710
      Total income                                              905,133              720,183

Expenses
Direct expenses, $27,485 and $30,671
   to affiliate (note 1)                                        436,758              238,528
Depreciation                                                    571,626              463,593
General and administrative, $81,231 and
   $62,081 to affiliates (note 1)                               152,779              123,314
Management fee to affiliate (note 1)                             14,368               22,540
Interest, $313,578 and $298,361
   to affiliate (note 1)                                        366,928              354,826
      Total expenses                                          1,542,459            1,202,801
Net loss                                                   $   (637,326)            (482,618)

Net loss per limited partnership interest                  $     (10.43)               (7.90)


See accompanying notes to condensed financial statements.

USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
Condensed Statements of Cash Flows
Six months ended June 30, 1997 and 1996
(Unaudited)


                                                              1997                1996
Cash flows from operating activities:
   Net loss                                                $   (637,326)            (482,618)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                           571,626              463,593
         Amortization                                            39,196               18,712
         Earnings from joint venture                            134,724             (117,077)
         Distributions from joint venture                       100,512              167,520
         (Increase) decrease in accounts receivable              (1,936)               6,977
         (Increase) decrease in deferred charges and
            other assets                                       (143,517)              36,461
         Increase (decrease) in accounts payable, accrued
            expenses and other liabilities                       38,623               (3,917)

            Cash provided by operating activities               101,902               89,651

Cash flows used in investing activities-
   Additions to rental properties                              (927,106)                (623)

Cash flows from financing activities:
   Repayment of mortgage payable                                (32,996)             (29,880)
   Distributions to partners                                   (244,424)            (351,360)
   Proceeds from issuance of note payable                     1,200,000               --

            Cash provided by (used in) financing activities     922,580             (381,240)

Net increase (decrease) in cash and cash equivalents             97,376             (292,212)

Cash and cash equivalents at beginning of period                786,989            1,932,720

Cash and cash equivalents at end of period                 $    884,365            1,640,508



See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
June 30, 1997
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the six-month period ended June 30, 1997:
                                                 Quorum
                                  USAA         Real Estate
                               Real Estate      Services
                                 Company       Corporation
Reimbursement of
  expenses (a)               $     68,849            18,185
Management fees                    14,368             9,300
Lease commissions                   --               12,382
Interest expense (b)              313,578            --
    Total                    $    396,795            39,867

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

                             PART I

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1997, the Partnership had cash of $33,702 and temporary investments of $850,663. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of security deposits, property tax accruals and prepaid rent.

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

Rental properties increased as of June 30, 1997 as compared to December 31, 1996 due to tenant improvements at 1881 Pine Street and Linear offset by depreciation. The investment in joint venture decreased as of June 30, 1997 as a result of a net loss on the joint venture property. Deferred charges and other assets increased as a result of lease commissions paid at 1881 Pine Street. The note payable to affiliate increased as of June 30, 1997 due to borrowing from the Adviser to fund working capital needs. See "Liquidity and Capital Resources". Accrued expenses and other liabilities increased primarily due to an increase in accrued property taxes at 1881 Pine Street and was offset by a decrease in prepaid revenue.

Rental income increased for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996. Rental income at 1881 Pine Street increased by approximately $310,000 and $529,000 for the three-month and six-month periods ended June 30, 1997, respectively, due to increased occupancy from 0% at June 30, 1996 to 90% at June 30, 1997. Offsetting this increase was a decrease in rental income at the Kodak Building of approximately $86,000 and $72,000 for the three-month and six-month periods ended June 30, 1997, respectively, due to a decrease in occupancy from 100% at December 31, 1996 to 61% at June 30, 1997.

Equity in joint venture earnings decreased for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996 due to a net loss for the joint venture property. Rental income at the Apollo Building decreased based on the lease renewal effective January 1, 1997.

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

Depreciation increased for the three-month and six-month periods ended June 30, 1997 as compared to the three-month and six-month periods ended June 30, 1996 due to tenant improvements at 1881 Pine Street and Linear offset by a decrease at Kodak caused by tenant improvements for Invitrogen being fully depreciated in April 1996.

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