Form 10-Q/A
period 1997-03-31
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-11-12
CIK 810584

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          FORM 10-Q/A
                        Amendment No. 2

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

                      INTRODUCTORY NOTE


This Amendment No. 2 to the Quarterly Report on Form 10-Q of
USAA Income Properties IV Limited Partnership is being filed
for   the   purpose  of  adding  note  3  to  the  financial
statements.

3. Investment in Joint Venture

   On May 31, 1988, the Partnership entered into the USAA Chelmsford Associates Joint Venture with USAA Real Estate Company, the parent company of the Partnership's General Partner, for the ownership and operation of the Apollo Computer Research and Development Headquarters Building. The Partnership contributed $9,000,000 for its 55.8% joint venture interest. The contribution consisted of $3,000,000 in remaining offering proceeds and $6,000,000 in proceeds from a note payable to USAA
   Real  Estate Company.  The    Partnership    accounts
   for its investment in the joint venture using the equity method.

   Summary financial information for the joint venture as of March 31, 1997 and for the three months ended March
   31, 1997 and 1996 follows:

                                             ASSETS

                                                   March 31,
                                                     1997       December 31,
                                                  (Unaudited)          1996

Cash                                         $          331,805           416,888
Property, net                                        24,118,015        24,288,391
Account receivable                                       34,066            27,115
Other assets                                              5,398             4,663

                                             $       24,489,284        24,737,057

                                             LIABILITIES AND EQUITY
Liabilities:
Mortgage payable                             $       15,245,468        15,287,583
Accounts payable                                        174,278           167,247
                                                     15,419,746        15,454,830
Equity:
  USAA Income Properties IV
    Limited Partnership                               5,064,691         5,183,456
  Co-venturer-affiliate                               4,004,847         4,098,771
     Total equity                                     9,069,538         9,282,227
                                             $       24,489,284        24,737,057

                                         OPERATIONS

                       Three months ended March 31, 1997 and 1996

                                                     1997              1996
OPERATIONS:
Revenues                                     $          511,572           700,441
Operating expenses                                      (13,619)          (16,751)
Other expenses                                          (20,589)           (5,949)
Depreciation                                           (251,623)         (227,944)
Interest expense                                       (348,429)         (352,089)
     Net income (loss)                       $         (122,688)           97,708

EQUITY IN NET INCOME(LOSS):
USAA Income Properties IV
  Limited Partnership                        $          (68,509)           54,560
Co-venturer-affiliate                                   (54,179)           43,148
                                             $         (122,688)           97,708

CASH DISTRIBUTIONS:
USAA Income Properties IV
  Limited Partnership                        $           50,256              --
Co-venturer-affiliate                                    39,744              --
                                             $           90,000              --

                            FORM 10-Q/A

                           SIGNATURES

         USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


USAA INCOME PROPERTIES IV
LIMITED PARTNERSHIP (Registrant)

BY:  USAA PROPERTIES IV, INC.,
     General Partner



November 12, 1997     By:  /s/Edward B. Kelley
                          Edward B. Kelley
                          Chairman, President and
                          Chief Executive Officer



November 12, 1997     BY:  /s/Martha J. Barrow
                          Martha J. Barrow
                          Vice President -
                          Administration
                          and Finance/Treasurer