Form 10-Q/A
period 1997-06-30
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-11-12
CIK 810584

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

   Summary financial information for the joint venture as of June 30, 1997 and for the three months and six months ended
   June 30, 1997 and 1996 follows:

                                             ASSETS

                                                   June 30,
                                                      1997          December 31,
                                                  (Unaudited)           1996

Cash                                               $     279,875           416,888
Property, net                                         23,897,335        24,288,391
Account receivable                                        61,381            27,115
Other assets                                               4,692             4,663

                                                   $  24,243,283        24,737,057

                                             LIABILITIES AND EQUITY
Liabilities:
Mortgage payable                                   $  15,202,386        15,287,583
Accounts payable                                         179,937           167,247
                                                      15,382,323        15,454,830
Equity:
  USAA Income Properties IV
    Limited Partnership                                4,948,221         5,183,456
  Co-venturer-affiliate                                3,912,739         4,098,771
     Total equity                                      8,860,960         9,282,227
                                                   $  24,243,283        24,737,057

                                             OPERATIONS

                                                  Three Months      Three Months
                                                     Ended             Ended
                                                    June 30,          June 30,
                                                      1997              1996
OPERATIONS:
Revenues                                           $     508,434           706,425
Operating expenses                                        (9,834)          (14,289)
Other expenses                                           (15,698)           (1,030)
Depreciation                                            (254,019)         (227,944)
Interest expense                                        (347,462)         (351,205)
     Net income (loss)                             $    (118,579)          111,957

EQUITY IN NET INCOME (LOSS):
USAA Income Properties IV
  Limited Partnership                              $     (66,215)           62,517
Co-venturer-affiliate                                    (52,364)           49,440
                                                   $    (118,579)          111,957

CASH DISTRIBUTIONS:
USAA Income Properties IV
  Limited Partnership                              $      50,256           167,520
Co-venturer-affiliate                                     39,744           132,480
                                                   $      90,000           300,000

                                                   Six Months        Six Months
                                                     Ended             Ended
                                                    June 30,          June 30,
                                                      1997              1996
OPERATIONS:
Revenues                                           $   1,020,006         1,406,866
Operating expenses                                       (23,453)          (31,040)
Other expenses                                           (36,287)           (6,979)
Depreciation                                            (505,642)         (455,888)
Interest expense                                        (695,891)         (703,294)
     Net income (loss)                             $    (241,267)          209,665

EQUITY IN NET INCOME (LOSS):
USAA Income Properties IV
  Limited Partnership                              $    (134,724)          117,077
Co-venturer-affiliate                                   (106,543)           92,588
                                                   $    (241,267)          209,665

CASH DISTRIBUTIONS:
USAA Income Properties IV
  Limited Partnership                              $     100,512           167,520
Co-venturer-affiliate                                     79,488           132,480
                                                   $     180,000           300,000

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