Form 10-Q
period 1997-09-30
USAA INCOME PROPERTIES IV LIMITED PARTNERSHIP
filed 1997-11-12
CIK 810584

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

(Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997
                             or
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
Condensed Balance Sheets



                                                        September 30,
                                                            1997             December 31,
                                                         (Unaudited)             1996
Assets
Rental properties, net                              $       20,806,860           20,743,237
Investment in joint venture                                  4,792,459            5,183,456
Temporary investments, at cost
   which approximates market value -
      Money market fund                                        968,335              753,756
Cash                                                            24,245               33,233
   Cash and cash equivalents                                   992,580              786,989

Accounts receivable                                             10,550                5,600
Deferred charges and other assets, at amortized cost           734,012              634,161

                                                    $       27,336,461           27,353,443


Liabilities and Partners' Equity
Mortgage payable                                    $        1,081,851            1,131,500
Note payable to affiliate                                    7,200,000            6,000,000
Accounts payable, including amounts due
   to affiliates of $25,996 and $29,082                         69,464               88,517
Accrued expenses and other liabilities                         314,547              102,743
          Total liabilities                                  8,665,862            7,322,760

Partners' equity:
   General Partner:
      Capital contribution                                       1,000                1,000
      Cumulative net income                                     33,870               43,804
      Cumulative distributions                                (131,500)            (127,834)
                                                               (96,630)             (83,030)
   Limited Partners (60,495 interests):
      Capital contributions, net of
         offering costs                                     28,432,650           28,432,650
      Cumulative net income                                  3,353,103            4,336,617
      Cumulative distributions                             (13,018,524)         (12,655,554)
                                                            18,767,229           20,113,713
         Total Partners' equity                             18,670,599           20,030,683
                                                    $       27,336,461           27,353,443

See accompanying notes to condensed financial statements.

USAA Income Properties IV Limited Partnership
Condensed Statements of Operations
(Unaudited)

                                                        Three Months         Three Months
                                                            Ended                Ended
                                                        September 30,        September 30,
                                                            1997                 1996
Income
Rental income                                       $          531,458              311,063
Equity in earnings of joint venture                            (66,417)              61,747
Interest income                                                 12,672               19,010
      Total income                                             477,713              391,820

Expenses
Direct expenses, $13,792 and $12,507
   to affiliate (note 1)                                       272,504              141,234
Depreciation                                                   299,258              216,430
General and administrative, $29,580 and
   $45,456 to affiliates (note 1)                               58,038               57,577
Management fee to affiliate (note 1)                            14,184               12,670
Interest, $163,331 and $150,820
   to affiliate (note 1)                                       189,851              178,820
      Total expenses                                           833,835              606,731
Net loss                                            $         (356,122)            (214,911)

Net loss per limited partnership interest           $            (5.83)               (3.52)
                                                         Nine Months          Nine Months
                                                            Ended                Ended
                                                        September 30,        September 30,
                                                            1997                 1996
Income
Rental income                                       $        1,549,408              873,459
Equity in earnings of joint venture                           (201,141)             178,823
Interest income                                                 34,579               59,720
      Total income                                           1,382,846            1,112,002

Expenses
Direct expenses, $41,278 and $43,309
   to affiliate (note 1)                                       709,262              379,762
Depreciation                                                   870,884              680,022
General and administrative, $110,811 and
   $107,538 to affiliates (note 1)                             210,817              180,890
Management fee to affiliate (note 1)                            28,552               35,210
Interest, $476,910 and $449,180
   to affiliate (note 1)                                       556,779              533,646
      Total expenses                                         2,376,294            1,809,530
Net loss                                            $         (993,448)            (697,528)

Net loss per limited partnership interest           $           (16.26)              (11.42)


See accompanying notes to condensed financial statements.

USAA Income Properties IV Limited Partnership
Condensed Statements of Cash Flows
Nine months ended September 30, 1997 and 1996
(Unaudited)



                                                            1997                 1996
Cash flows from operating activities:
   Net loss                                         $         (993,448)            (697,528)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                          870,884              680,022
         Amortization                                           61,701               27,087
         Earnings from joint venture                           201,141             (178,823)
         Distributions from joint venture                      189,856              335,040
         (Increase) decrease in accounts receivable             (4,950)                 864
         Increase in deferred charges and
            other assets                                      (161,552)             (55,471)
         Increase in accounts payable, accrued
            expenses and other liabilities                     192,751               89,544

            Cash provided by operating activities              356,383              200,735

Cash flows used in investing activities-
   Additions to rental properties                             (934,507)            (235,589)

Cash flows from financing activities:
   Repayment of mortgage payable                               (49,649)             (45,052)
   Distributions to partners                                  (366,636)            (473,572)
   Proceeds from issuance of note payable                    1,200,000                --

            Cash provided by (used in) financing activities    783,715             (518,624)

Net increase (decrease) in cash and cash equivalents           205,591             (553,478)

Cash and cash equivalents at beginning of period               786,989            1,932,720

Cash and cash equivalents at end of period          $          992,580            1,379,242

See accompanying notes to condensed financial statements.

Notes to Condensed Financial Statements
September 30, 1997
(Unaudited)

1.  Transactions with Affiliates

  A summary of transactions with affiliates follows for the nine-month period ended September 30, 1997:

                                            Quorum
                              USAA       Real Estate
                           Real Estate     Services
                             Company     Corporation
Reimbursement of
  expenses (a)           $     92,876         27,787
Management fees                28,552         13,491
Lease commissions                --           17,935
Interest expense (b)          476,910            --
    Total                $    598,338         59,213


  (a) Reimbursement of expenses represents amounts paid or accrued as reimbursement of expenses incurred on behalf of the Partnership at actual cost and does not include any mark-up or items normally considered as overhead.

  (b) Represents interest expense at market rate on a note payable.


2.  Other

  Reference is made to the financial statements in the Annual Report filed as part of the Form 10-K for the year ended December 31, 1996 with respect to significant accounting and financial reporting policies as well as to other pertinent information concerning the Partnership. Information furnished in this report reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Further, the operating results presented for these interim periods are not necessarily indicative of the results which may occur for the remaining three months of 1997 or any other future period.

  The financial information included in this interim report as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The Partnership's annual report includes audited financial statements.

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

   Summary financial information for the joint venture as of September 30, 1997 and for the three months and nine months ended September 30, 1997 and 1996 follows:

                                             ASSETS

                                                 September 30,
                                                      1997          December 31,
                                                  (Unaudited)           1996

Cash                                         $           270,440            416,888
Property, net                                         23,643,060         24,288,391
Account receivable                                         --                27,115
Other assets                                               4,386              4,663

                                             $        23,917,886         24,737,057

                                             LIABILITIES AND EQUITY
Liabilities:
Mortgage payable                             $        15,158,313         15,287,583
Accounts payable                                         177,394            167,247
                                                      15,335,707         15,454,830
Equity:
  USAA Income Properties IV Limited Partnership        4,792,459          5,183,456
  Co-venturer-affiliate                                3,789,720          4,098,771
     Total equity                                      8,582,179          9,282,227
                                             $        23,917,886         24,737,057

                                             OPERATIONS

                                                  Three Months      Three Months
                                                     Ended              Ended
                                                 September 30,      September 30,
                                                      1997              1996
OPERATIONS:
Revenues                                       $         508,288            704,571
Operating expenses                                       (10,450)           (15,674)
Other expenses                                           (15,873)               (74)
Depreciation                                            (254,275)          (227,944)
Interest expense                                        (346,471)          (350,301)
     Net income (loss)                         $        (118,781)           110,578

EQUITY IN NET INCOME (LOSS):
USAA Income Properties IV Limited Partnership  $         (66,418)            61,747
Co-venturer-affiliate                                    (52,363)            48,831
                                               $        (118,781)           110,578

CASH DISTRIBUTIONS:
USAA Income Properties IV Limited Partnership  $          89,344            167,520
Co-venturer-affiliate                                     70,656            132,480
                                               $         160,000            300,000

                                                  Nine Months        Nine Months
                                                     Ended              Ended
                                                 September 30,      September 30,
                                                      1997              1996
OPERATIONS:
Revenues                                       $       1,528,294          2,111,437
Operating expenses                                       (33,903)           (46,714)
Other expenses                                           (52,160)            (7,053)
Depreciation                                            (759,917)          (683,832)
Interest expense                                      (1,042,362)        (1,053,595)
     Net income (loss)                         $        (360,048)           320,243

EQUITY IN NET INCOME (LOSS):
USAA Income Properties IV Limited Partnership  $        (201,142)           178,824
Co-venturer-affiliate                                   (158,906)           141,419
                                               $        (360,048)           320,243

CASH DISTRIBUTIONS:
USAA Income Properties IV Limited Partnership  $         189,856            335,040
Co-venturer-affiliate                                    150,144            264,960
                                               $         340,000            600,000

                             PART I

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1997, the Partnership had cash of $24,245 and temporary investments of $968,335. These funds were held in the working capital reserve for the payment of obligations of the Partnership. Accounts receivable consisted of amounts due from tenants. Deferred charges and other assets consisted primarily of deferred rent resulting from recognition of income as required by generally accepted accounting principles and lease commissions. Accounts payable consisted of amounts due to affiliates for reimbursable expenses and management fees, and amounts due to third parties for expenses incurred for operations. Accrued expenses and other liabilities consisted primarily of security deposits, property tax accruals and prepaid rent.

During the quarter ended September 30, 1997, the Partnership distributed $120,990 to Limited Partners and $1,222 to the General Partner for a total of $122,212. Management evaluates reserves and the availability of funds for distribution to Partners on a continuing basis based on anticipated leasing
activity   and   cash  flows  available  from   the   Partnership
investments.

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

At September 30, 1997, the Kodak Building was approximately 61% leased by Eastman Kodak Company. This lease was scheduled to expire February 1998; however, during October, Eastman Kodak Company renewed its lease for an additional five years commencing March 1998. The lease provides for an annual rental rate beginning at $10.20 per square foot. Currently, Eastman Kodak pays $10.44 per square foot annually. This tenant will continue to pay its pro rata share of operating expenses. An allowance for tenant improvements was also provided for a total of $173,000 to be paid from the working capital reserve of the Partnership.

Invitrogen Corporation previously occupied the remainder of the Kodak Building. This lease was scheduled to expire December 31, 1996; however, Invitrogen remained in the building until February 1997 paying holdover rent (200% of December 1996 rent) for January and February. During the third quarter, the Partnership successfully negotiated a lease with Accumetrics, Inc. for a lease term of 64 months which commences November 1, 1997. This lease provides for an annual rental rate beginning at $10.44 per square foot. In addition, Accumetrics will begin paying its pro rata share of operating expenses upon commencement of the lease. An allowance for tenant improvements was provided for a total of $242,000 to be paid from the working capital reserve of the Partnership. With this lease, the Kodak Building was 100% leased as of September 30, 1997.

Water infiltration has been discovered at the Kodak Building that has caused damage to a portion of the ground floor tiles, exterior walls and slab joints. Remediation costs are estimated to be approximately $55,000 instead of the $120,000 previously expected which will be funded from the working capital reserve of the Partnership.

At  September 30, 1997, 1881 Pine Street was 90% leased.   During
the third quarter, a change in property management companies was completed which will help to better serve tenants' needs.

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

During 1995, the lease with Hewlett-Packard Company, the single tenant at the Apollo Building in Chelmsford, Massachusetts was renewed for an additional 41 months. The new monthly rental rate of approximately $.57 per square foot net for the 291,454 square foot building began January 1, 1997. This rate is lower than the rate paid in 1996 of approximately $.76 per square foot net and reflects the market conditions in the area surrounding the property at the time of the lease renewal. An allowance for tenant improvements was provided for a total of $565,000 to be paid from the joint venture working capital. To date, Hewlett-
Packard has used approximately $483,000 of the allowance.
Approximately $82,000 of the allowance remains. Hewlett-Packard has announced plans to relocate its workstation group out of Massachusetts and to sublease the top floor of the Apollo Building.

On June 10, 1997, the Partnership signed a letter of intent with American Industrial Properties REIT [NYSE: IND] (the "Trust") contemplating the merger of four real estate limited partnerships, including the Partnership, into the Trust. The four real estate limited partnerships are USAA Real Estate Income Investments I Limited Partnership, USAA Real Estate Income Investments II Limited Partnership, USAA Income Properties III Limited Partnership and USAA Income Properties IV Limited Partnership (collectively, the "RELPs"). Each of the RELPs is affiliated with USAA Real Estate Company, which currently owns approximately 13.74% of the outstanding shares of the Trust.

On July 7, 1997, the Trust signed definitive merger agreements with each of the RELPs pursuant to which the RELPs will be merged into the Trust (the "Merger"). According to the Merger Agreements, the Trust will issue an aggregate of 4,412,829 shares of beneficial interest at $13.125 per share (for a total value of $57,918,385) in exchange for the limited partnership interests in the RELPs. The number of Shares and per Share amount have been restated to reflect the impact of the one for five reverse split approved by the Trust shareholders on October 15, 1997. The number of Shares to be issued to each RELP will be equal to the net asset value for each RELP (as agreed by the Trust and each RELP) divided by $13.125. The number of Shares to be received by a Limited Partner in each RELP will be computed in accordance with such partner's percentage interest in the RELP. The general partner of each RELP has waived any right it may have to receive Shares to which it may be entitled in exchange for its general partnership interest. The Merger is a taxable transaction to the partners in the RELPs. Prudential Securities, Inc., on behalf of the Trust, and Houlihan, Lokey, Howard & Zukin on behalf of the RELPs, have rendered opinions to their respective parties that the transaction is fair from a financial point of view.

The Merger, which has been approved by the Trust's Board of Trust Managers and the Board of Directors of each of the general partners of the RELPs, is subject to due diligence by both parties and certain other conditions, including approval by the Limited Partners of each of the RELPs and the shareholders of the Trust. Accordingly, there can be no assurance that the mergers will ultimately be consummated. There has been a meeting of the Limited Partners tentatively scheduled for early January 1998 to consider a vote on the proposed transaction.

On August 20, 1997, a purported class action lawsuit (the "Lawsuit"), which was filed in the Superior Court of the State of Arizona, was served upon USAA Real Estate Company, USAA Properties I, Inc. ("RELP GP I"), USAA Properties II, Inc. ("RELP GP II"), USAA Properties III, Inc. ("RELP GP III"), USAA Properties IV, Inc. ("RELP GP IV", together with RELP GP I, RELP GP II and RELP GP III, the "RELP GPs"), certain other affiliated entities and the individual members of the boards of directors of each of the RELP GPs. The Trust was also named as a defendant. The Lawsuit was subsequently removed to federal court and has been transferred to the Western District of Texas, San Antonio Division. The suit alleges among other things, breaches of fiduciary duty in connection with the transactions contemplated by merger agreements entered into by the RELPs and the Trust, dated as of June 30, 1997, whereby each RELP would be merged with and into the Trust.

The Lawsuit seeks, among other things, to enjoin the consummation of the Merger and damages, including attorneys' fees and expenses. The defendants believe that the plantiffs' claims are without merit and intend to defend vigorously against the Lawsuit.

Future liquidity is expected to result from cash generated from operations of the properties, interest on temporary investments and ultimately through the sale of the properties.


Results of Operations

For the three-month and nine-month periods ended September 30, 1997 and 1996, income was generated from rental income from the income-producing real estate properties, interest income earned on the funds in temporary investments and earnings from the joint venture interest.

Expenses  incurred during the same periods were  associated  with the  operation of the Partnership's properties, interest  on  the
mortgages   payable   and  various  other  costs   required   for
administration of the Partnership.

Rental properties increased as of September 30, 1997 as compared to December 31, 1996 due to tenant improvements at 1881 Pine Street and Linear offset by depreciation. The investment in joint venture decreased as of September 30, 1997 due to a net loss for the joint venture property. Accounts receivable was higher at September 30, 1997 due to an increase in receivables from tenants at 1881 Pine Street. Deferred charges and other assets increased as a result of lease commissions paid at 1881 Pine Street. The note payable to affiliate increased as of September 30, 1997 due to borrowing from the Adviser to fund working capital needs. See "Liquidity and Capital Resources". Accounts payable decreased due to the payment of retainages on tenant improvements at 1881 Pine Street. Accrued expenses and other liabilities increased primarily due to an increase in accrued property taxes at 1881 Pine Street.

Rental income increased for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996. Rental income at 1881 Pine Street increased by approximately $296,000 and $825,000 for the three-month and nine-month periods ended September 30, 1997, respectively, due to increased occupancy from 21% at September 30, 1996 to 90% at September 30, 1997. Offsetting this increase was a decrease in rental income at the Kodak Building of approximately $75,000 and $146,000 for the three-month and nine-month periods ended September 30, 1997, respectively, due to a decrease in occupancy from 100% at December 31, 1996 to 61% at September 30, 1997.

Equity in joint venture earnings decreased for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996 due to a net loss for the joint venture property. Rental income at the Apollo Building decreased based on the lease renewal rate effective January 1, 1997.

Interest income decreased due to lower cash balances for the periods ended September 30, 1997 as compared to the same periods ended September 30, 1996.

Direct expenses were higher for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996 due to operating expenses at 1881 Pine Street. Expenses were minimal for the three-month and nine-month periods ended September 30, 1996 due to the building being vacant most of that time. For the three-month and nine-month periods ended September 30, 1997, 1881 Pine Street incurred expenses for utilities, heating and air conditioning repairs, cleaning and other building services. Also contributing to the increase was an increase in the property tax accrual. 1881 Pine Street was under a redevelopment real estate tax incentive program, which expired December 31, 1996. The 1996 tax payment was approximately $23,000 compared to an estimate for 1997 taxes of approximately $212,000.

Depreciation increased for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996 due to tenant improvements at 1881 Pine Street and Linear offset by a decrease at Kodak caused by tenant improvements for Invitrogen being fully depreciated in April 1996.

General and administrative expenses increased for the three-month and nine-month periods ended September 30, 1997 as compared to the same periods ended September 30, 1996 due to lease commission expense at 1881 Pine Street for the new leases. The management fee is based on cash flow from operations of the Partnership adjusted for cash reserves and fluctuated accordingly. The decrease in the management fee for the nine-month period ended September 30, 1997 was due to an increase in expenses at 1881 Pine Street.

                          PART II


Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

                                                 Sequentially
 Exhibit                                           Numbered
   No.             Description                       Page

    4     Restated Certificate and Agreement of
          Limited Partnership dated as of June 8,
          1987, attached as Exhibit A to the
          Partnership's Prospectus dated June 8,
          1987 filed pursuant to Rule 424(b),
          Registration No. 33-11892 incorporated
          herein by this reference.                   --

    27    Financial Data Schedule                     15


(b) A Current Report on Form 8-K was filed July 21, 1997 regarding the signed definitive merger agreements between the Partnership and American Industrial Properties REIT (the "Trust") pursuant to which the Partnership will be merged into the Trust.

      A  Current Report on Form 8-K was filed September  2,  1997 regarding a purported class action lawsuit served upon the Partnership seeking to enjoin the consummation of the Merger with the Trust.

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